Form 10-Q
period 2016-12-31
ALL FOR ONE MEDIA CORP.
filed 2017-02-08
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55717

ALL FOR ONE MEDIA CORP.
(Exact Name of Registrant as Specified in Its Charter)

Utah	81-5006786
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

236 Sarles Street Mt. Kisco, New York	10549
(Address of Principal Executive Offices)	(Zip Code)

914-574-6174

(Registrant’s telephone number, including area code)

Copies to:

Brunson Chandler & Jones, PLLC

175 South Main Street

Suite 1410

Salt Lake City, Utah 84111

(801) 303-5721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 6, 2017, there were 17,692,760 shares of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(Unaudited)
ASSETS

Current assets:
Cash	$11,774	$44,323
Prepaid expense	56,500	24,380
Total current assets	68,274	68,703
TOTAL ASSETS	$68,274	$68,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$52,545	$36,599
Accrued interest	2,462	352
Convertible note payable, net of unamortized debt discounts – current	56,817	10,834
Due to related parties	2,701	2,701
Derivative liabilities	274,926	221,374
Total current liabilities	389,451	271,860

Long-term liabilities:
Convertible note payable including accrued interest, net of unamortized debt discounts - long term	31,445	10,299
Total liabilities	420,896	282,159

Commitments and Contingencies (see Note 7)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized: none shares issued and outstanding	-	-
Common stock, $0.001, 50,000,000 shares authorized: 16,575,852 shares and 16,509,852 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	16,576	16,510
Additional paid-in capital	2,369,243	2,350,889
Accumulated deficit	(2,738,441)	(2,580,855)
Total Stockholders' deficit	(352,622)	(213,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,274	$68,703

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ende December 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Compensation expense	32,520	22,903
Professional and consulting expense	45,933	309,855
Production expenses	58,056	-
General and administrative expense	48,287	7,561
Total operating expense	184,796	340,319
Loss from operations	(184,796)	(340,319)

Other income (expense)
Derivative expense	(135,113)	-
Change in fair value of derivative liabilities	231,561	-
Interest expense, related party	-	(311)
Interest expense	(69,238)	-
Total other income (expense)	27,210	(311)

Loss before provision for income taxes	(157,586)	(340,630)

Provision for income taxes	-	-
Net loss	$(157,586)	$(340,630)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	16,529,852	5,980,462

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	$(0.01)	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(157,586)	$(340,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	63,900	-
Stock-based compensation	22,800	288,340
Derivative expense	135,113	-
Change in fair value of derivative liabilities	(231,561)	-
Changes in assets and liabilities:
Prepaid expenses	(36,500)	-
Accounts payable and accrued liabilities	15,946	(14,667)
Accrued interest	5,339	(491)
Accrued interest - related party	-	(13,870)
NET CASH USED IN OPERATING ACTIVITIES	(182,549)	(81,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes	-	(80,350)
Proceeds from notes payable	150,000	-
Proceeds from sale of common stock, net of issuance costs	-	184,199
NET CASH PROVIDED BY FINANCING ACTIVITIES	150,000	103,849

NET INCREASE IN CASH AND CASH EQUIVALENTS	(32,549)	22,531

CASH AND CASH EQUIVALENTS - beginning of year	44,323	102

CASH AND CASH EQUIVALENTS - end of period	$11,774	$22,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$14,672
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with asset exchange agreement	$-	$5,201
Discount on derivative liabilities	$150,000	$-

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

All for One Media Corp. (formerly Early Equine, Inc.) (the “Company”) was incorporated in the State of Utah on March 2, 2004. The Company is a media and entertainment company focused on creating, launching and marketing original pop music groups commonly referred to as “boy bands” and “girl groups.” The Company’s former operations were in the business of acquiring, training, and reselling horses with an emphasis in the purchase of thoroughbred weanlings or yearlings that were resold as juveniles.

On October 26, 2015, the Company entered into an Asset Exchange Agreement (the “Asset Exchange”) with Crazy For The Boys, LLC (“CFTB”), a privately held company, and certain members owning membership interest in CFTB whereby the Company acquired certain assets from CFTB in exchange for 5,201,500 shares of the Company’s common stock. The assets that were acquired included a movie screenplay, master recordings, trademarks, and web domain names (the “CFTB Assets”).

On December 15, 2015 the Company organized a wholly owned subsidiary in the state of Florida, Tween Entertainment Brands, Inc. (“Tween Entertainment”). To date, Tween Entertainment has minimal operating activities and the Company plans to discontinue this subsidiary.

On December 7, 2016, the Company organized a new wholly owned subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” and all of its allied, ancillary, subsidiary and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of December 31, 2016. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited interim consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the year ended September 30, 2016, Form 10 Registration Statement filed with the SEC. The consolidated balance sheet as of December 31, 2016 was derived from those financial statements. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2017.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at December 31, 2016. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2016, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Use of estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to asset valuations and the fair value of common stock issued, valuation of debt discount, the valuation of derivative liabilities and the valuation of stock-based compensation.

Fair value of financial instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expense, accounts payable and accrued liabilities approximate their estimated fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016 and September 30, 2016.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities - Derivative Liability on Conversion Feature

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities.

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2016:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$221,374	$-	$-	$221,374

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2016:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$274,926	$-	$-	$274,926

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2016 and September 30, 2016, the Company has 1,465,385 and 656,338 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

Income taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company's 2016, 2015, and 2014 tax years may still be subject to federal and state tax examination.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited consolidated interim financial statements, the Company had a net loss and net cash used in operations of $157,586 and $182,549, respectively, for the three months ended December 31, 2016. Additionally the Company had an accumulated deficit of $2,738,441 and working capital deficit of $321,177 at December 31, 2016. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Uncertainty regarding these matters, raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2016	September 30, 2016
Convertible notes payable – unrelated party, net of debt discount of $236,850 and $125,750, respectively	$88,262	$21,113
Less: non-current maturities, net of debt discount of $208,667 and $71,584, respectively	(31,445)	(10,299)
Convertible notes payable, current maturities	$56,817	$10,834

Convertible note payable – current

At December 31, 2016 and September 30, 2016, current portion of convertible notes payable – unrelated party consisted of the following:

	December 31, 2016	September 30, 2016
Principal amount	$85,000	$65,000
Less: unamortized debt discount	(28,183)	(54,166)
Convertible notes payable, net – current	$56,817	$10,834

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest are due on February 25, 2017. For the three months ended December 31, 2016, the Company received additional proceeds of $20,000 which totals to $85,000 as of December 31, 2016. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The note may not be prepaid in whole or in part. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note.

The Company evaluated whether or not the convertible promissory note contains embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Black-Scholes option-pricing model to value the derivative liabilities.

The note was discounted in the amount of $85,000 based on the valuations. The total $80,000 debt discount from the valuation of the derivatives and the $5,000 original issuance cost are being amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. During the three months ended December 31, 2016, loss due to derivative liabilities was $5,300. The gain resulting from the decrease in fair value of these convertible instruments was $58,685 for the three months ended December 31, 2016. At December 31, 2016, the Company had recorded derivative liability of $56,360.

During the three months ended December 31, 2016, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.15 to 0.39 year
Volatility	190% to 191%
Risk-free interest rate	0.44% to 0.46%

For the three months ended December 31, 2016, amortization of debt discounts related to the convertible note amounted to $45,983 which has been included in interest expense on the accompanying unaudited interim consolidated statements of operations. Accrued interest related to this unrelated party convertible note amounted to $2,462 at December 31, 2016 which was included in accrued interest on the accompanying interim consolidated balance sheets.

Long-term convertible note payable

At December 31, 2016 and September 30, 2016, long-term convertible notes payable consisted of the following:

	December 31, 2016	September 30, 2016
Principal amount	$235,000	$80,000
Accrued interest	5,112	1,883
Less: unamortized debt discount	(208,667)	(71,584)
Convertible notes payable, net – long-term	$31,445	$10,299

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000. The 10% convertible promissory note and all accrued interest are due on June 21, 2018. As of December 31, 2016, the Company received proceeds for a total of $80,000. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest are due on October 25, 2018. As of December 31, 2016, the Company received proceeds for a total of $95,000. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The note may not be prepaid in whole or in part. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which will be amortized over the term of the note.

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest are due on December 27, 2018. As of December 31, 2016, the Company received proceeds for a total of $60,000. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The note may not be prepaid in whole or in part. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note. In January 2017, the Company received additional proceeds of $35,000 in connection with this note.

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above include a down-round provision under which the conversion prices could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Black-Scholes option-pricing model to value the derivative liabilities.

These long-term notes were discounted in the total amount of $235,000 based on the valuations. The total $205,000 debt discount from the valuation of the derivatives and the total of $30,000 original issuance cost are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the three months ended December 31, 2016, loss due to derivative liabilities was $129,813. The gain resulting from the decrease in fair value of these convertible instruments was $172,876 for the three months ended December 31, 2016. At December 31, 2016, the Company had recorded derivative liabilities of $218,566.

During the three months ended December 31, 2016, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	1.47 to 2.00 years
Volatility	188% to 191%
Risk-free interest rate	0.77% to 1.29%

For the three months ended December 31, 2016, amortization of debt discounts related to these convertible notes amounted to $17,917 which has been included in interest expense on the accompanying unaudited interim consolidated statements of operations. Accrued interest related to this long-term convertible note amounted to $5,112 and $1,883 at December 31, 2016 and September 30, 2016, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

In December 2015, the Company through its wholly owned subsidiary, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term is for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent of $3,000 during the three months ended December 31, 2016.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common stock

In July 2016, the Company issued an aggregate of 12,000 shares of the Company’s common stock to the three directors of the Company as prepayment for services rendered for the months of October 2016 and November 2016 pursuant to corporate director agreements (see Note 7). The Company valued these common shares at the fair value ranging from $0.35 to $0.38 per common share or $4,380 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $4,380 during the three months ended December 31, 2016.

Between October 2016 and December 2016, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 7). The Company valued these common shares at the fair value ranging from $0.15 to $0.38 per common share or $17,520 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $17,520 during the three months ended December 31, 2016.

In December 2016, the Company issued an aggregate of 6,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 7). The Company valued these common shares at the fair value of $900 or $0.15 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock. The Employment Agreement may be terminated by either party upon two months written notice. As of December 31, 2016, accrued salaries to Mr. Lukow amounted to $12,552 and was included in accounts payable and accrued liabilities as reflected in the accompanying unaudited interim consolidated balance sheets.

Corporate director agreements

In October 2015, the Company entered into three corporate director agreements with Mr. Brian Lukow, Mr. Brian Gold and Ms. Aimee O’Brien to serve as members of the Company’s board of directors. The term of the agreements shall continue until September 30, 2016 unless earlier terminated by the Company. As compensation for their services per the terms of their respective corporate director agreements, the Company pays fees to i) Mr. Lukow of 2,000 shares of the Company’s common stock per month ii) Ms. O’Brien of 2,000 shares of the Company’s common stock per month and iii) Mr. Gold of 2,000 shares of the Company’s common stock per month during the month of service. Pursuant to the agreement, the director who will introduce and arrange for equity funding and acquisitions shall be entitled with a 10% commission fee as defined in the agreement. As of December 31, 2016, accrued director fees amounted to $0.

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor shall provide production and post production services to the Company. The fees for such services are cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $7,500 as of December 31, 2016. The Company shall pay the balance of the remaining cash payment and shall issue the 100,000 shares of common stock upon completion of such services.

In November 2016, the Company entered into a Directors Loan-Out Agreement (the “Director Agreement”) with a third party movie director for directing services with regards to a theatrical motion picture entitled Crazy for the Boys (the “Picture”). The term of this agreement shall continue until the completion of all the movie director’s required services on the Picture. The Company agrees to pay the following:

a)	Guaranteed Compensation: $100,000 upon commencement of the official pre-production, beginning with a 5% deposit upon execution of this agreement and the full balance shall be paid no later than the delivery of the movie director’s final cut of the Picture. The Company has paid the 5% deposit or $5,000 in November 2016 and has been included in prepaid expenses as of December 31, 2016.

b)	Contingent Compensation: Subject to the production and release of the Picture. The movie director shall be entitled to receive as contingent compensation an amount equal to 5% of the net profits of the Picture, if any.

c)	Box Office Bonuses upon meeting certain box office sales threshold as defined in this agreement.

In December 2016, the Company entered into an advertising agreement with a consultant for public relations services. Upon execution, the Company shall pay $40,000 in advance. As of December 31, 2016, the consultant has not commenced any public relations services. The Company has paid the $40,000 cash advance in December 2016 and has been included in prepaid expenses as of December 31, 2016.

Operating Lease

In December 2015, the Company through its wholly owned subsidiary, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term is for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $3,000 for the three months ended December 31, 2016.

NOTE 8 – SUBSEQUENT EVENTS

In January 2017, the Company received additional proceeds of $35,000 in connection with a 10% convertible promissory note dated December 27, 2016 (see Note 4).

In January 2017, the Company issued 20,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 7). The Company valued these common shares at the fair value of $0.15 per common share or $3,000 based on the quoted trading price on the dates of grant.

In January 2017, the Company issued an aggregate of 6,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 7). The Company valued these common shares at the fair value of $900 or $0.15 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

On February 2, 2017, the Company issued 250,000 shares of common stock to its legal counsel as payment for legal services previously rendered to the Company during January 2017.

On March 29, 2016, the Company entered into a six-month consulting agreement with a consultant who agreed to provide strategic planning and business development consulting services to the Company. The term of the agreement commenced on June 1, 2016. In August 2016, the Company entered into an amendment agreement with such consultant to amend the compensation terms whereby both parties agree that the consultant, in exchange for his services will be issued 1,000,000 shares of the Company’s common stock upon effectiveness of the Company’s registration statement and another 1,000,000 shares to be issued upon the effectiveness of another registration statement as defined in the consulting agreement. An additional 2,000,000 share of the Company’s common stock will be issued if the Company renews and extends the term of this agreement. In no event shall the consultant receive at one time an amount of shares that would result in beneficial ownership of more than 4.99% of the outstanding shares of common stock of the Company. The consultant shall not be entitled to receive additional shares due under this agreement until such time as the Company has more issued and outstanding shares. Subsequent to December 31, 2016, the 1,000,000 shares were earned under this agreement and on February 3, 2017, the Company issued 840,908 shares of common stock to such consultant in connection with this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Introduction to Interim Consolidated Financial Statements.

Certain statements made in this Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “encourage,” “opportunity,” “growth,” “leader,” “expect,” “intend,” “plan,” “expand,” “focus,” “through,” “strategy,” “provide,” “offer,” “allow,” commitment,” “implement,” “result,” “increase,” “establish,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

The consolidated financial statements included herein have been prepared by All for One Media Corp. (“AFOM” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10 Registration Statement filed with the SEC.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of December 31, 2016, the results of their unaudited interim consolidated statements of operations for the three-month periods ended December 31, 2016 and December 31, 2015, and their unaudited interim consolidated cash flows for the three-month periods ended December 31, 2016 and December 31, 2015. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview

All for One Media Corp. (formerly Early Equine, Inc.) was incorporated in the State of Utah on March 2, 2004. The Company is a media and entertainment company focused on creating, launching, and marketing original pop music groups commonly referred to as “boy bands” and “girl groups.” The Company’s former operations were in the business of acquiring, training, and reselling horses with an emphasis in the purchase of thoroughbred weanlings or yearlings that were resold as juveniles.

Results of Operations

For the three months ended December 31, 2016 compared to the three months ended December 31, 2015

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the three months ended December 31, 2016 and for the three months ended December 31, 2015, we did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, were approximately $185,000 and $340,000, respectively. The $155,000 decrease in operating expenses for the three months ended December 31, 2016 is comprised largely of a decrease of $264,000 in professional and consulting expenses as a result of a decrease in stock based consulting fees to consultants of approximately $262,000 offset by an increase in $10,000 increase in compensation expense, an increase of $58,000 in production expense related to the production process for a series of auditions held in New York City, New York and Los Angeles, California to find key acting and singing performers, which began in October 2016 and an increase of approximately $41,000 in general and administrative expenses primarily due to public company expenses, rent, marketing and travel related expenses as a result of an increase in operations of the Company.

Other Expenses

Total other expense (income), net, for the three months ended December 31, 2016 and 2015 were approximately ($27,000) and $300, respectively, a decrease of $27,000. The decrease in other expense is the primary result of the recognition of derivative expense of $135,000 and an increase in interest expense of $69,000 in connection with the issuance of convertible notes offset by the gain resulting from the decrease in fair value of derivative liabilities of approximately $231,000.

Working Capital

	December 31, 2016	December 31, 2015
Current assets	$68,274	$68,703
Current liabilities	389,451	271,860
Working capital deficit	$321,177	$203,157

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has a net loss since inception of approximately $2.74 million. In addition, there is a working capital deficiency of approximately $321,000 and a stockholder’s deficiency of $353,000 as of December 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Three months ended December 31,
	2016	2015
Net Cash Used in Operating Activities	$182,549	$81,318
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	150,000	103,849
Net Increase (Decrease) in Cash	$(32,549)	$22,531

Net cash used in operating activities was approximately $183,000 for the three months ended December 31, 2016 as compared to approximately $81,000 for the three months ended December 31, 2015. During the three months ended December 31, 2016 cash was used as follows:

•	net loss was approximately $158,000, and
•	an increase in our prepaid expenses of approximately $37,000, partially offset by
•	an increase in our total accounts payable and accrued expenses of approximately $16,000, and
•	an increase in total accrued expense of approximately $5,000, and
•	non-cash operating expense of amortization of approximately $64,000, stock-based compensation of approximately $23,000, derivative expense of $135,000 and offset by change in fair value of derivate liabilities of $232,000.

During the three months ended December 31, 2015 cash was used as follows:

•	net loss was approximately $341,000, and
•	a decrease in total accounts payable and accrued expenses of $15,000, total accrued interest of $14,000 and
•	stock-based compensation expense of $288,000.

Net cash provided by financing activities for the three months ended December 31, 2016 was approximately $150,000 as compared to approximately $104,000 for the three months ended December 31, 2016. During the three months ended December 31, 2016, we received proceeds of approximately $150,000 from the issuance of convertible notes. During the three months ended December 31, 2015, we received proceeds of approximately $185,000 from the issuance of our common stock offset by repayments on convertible notes of $80,000.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, stock-based compensation, valuation of derivative liabilities, and fair value of common stock issued.

Fair value of financial instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to the financial statements section of this Annual Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2015 and December 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended December 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending legal proceedings against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended December 31, 2016, the Company issued the following equity securities:

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. As of December 31, 2016, the Company received proceeds totaling $95,000. The note holder shall have the right to convert the outstanding balance of the note into shares of the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date.

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. As of December 31, 2016, the Company received proceeds totaling $60,000. The note holder shall have the right to convert the outstanding balance of the note into shares of the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date.

Between October 2016 and December 2016, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to an employment agreement. The Company valued these common shares at the fair value ranging from $0.15 to $0.38 per common share or $17,520 based on the quoted trading price on the dates of grants.

In December 2016, the Company issued an aggregate of 6,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements. The Company valued these common shares at the fair value of $0.15 per common share based on the quoted trading price on the date of grant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	By-Laws (1)
10.1	Asset Exchange Agreement with Crazy For The Boys, LLC, dated October 26, 2015 (1)
10.2	Employment Agreement with Brian Lukow (1)
10.3	Board of Directors Agreement with Brian Lukow (1)
10.4	Board of Directors Agreement with Brian Gold (1)
10.5	Consulting Agreement (1)
10.6	Amendment to Consulting Agreement (1)
10.7	Promissory Note with Apollo Capital Corp., dated June 27, 2016 (1)
10.8	Promissory Note with Apollo Capital Corp., dated August 25, 2016 (1)
10.9	Promissory Note with Apollo Capital Corp., dated October 25, 2016 (1)
10.10	Promissory Note with __, dated December 27, 2017 (1)
21.1	List of Subsidiaries*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________________

*	Filed herewith.
(1)	Incorporated by reference from Form 10-12G filed with the SEC on January 27, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: February 7, 2017	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

