Form 10-Q
period 2017-03-31
ALL FOR ONE MEDIA CORP.
filed 2017-05-11
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 8, 2017, there were 20,253,261 shares of the registrant’s common stock issued and outstanding.

 ALL FOR ONE MEDIA CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,424	$44,323
Restricted cash	250,000	-
Prepaid expense	35,142	24,380
Total current assets	304,566	68,703
Other assets:
Film cost	78,383	-

TOTAL ASSETS	$382,949	$68,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$40,002	$36,599
Accrued interest	4,958	352
Convertible note payable, net of debt discount - current	94,774	10,834
Subscription payable	250,000	-
Due to related parties	2,701	2,701
Derivative liabilities	583,515	221,374
Total current liabilities	975,950	271,860

Long-term liabilities:
Convertible note payable including accrued interest, net of debt discount - long term	66,643	10,299
Total liabilities	1,042,593	282,159

Commitments and Contingencies (see Note 7)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized: none shares issued and outstanding	-	-
Common stock, $0.001, 200,000,000 shares authorized: 18,585,670 shares and 16,509,852 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	18,586	16,510
Additional paid-in capital	2,676,731	2,350,889
Accumulated deficit	(3,354,961)	(2,580,855)
Total Stockholders' deficit	(659,644)	(213,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$382,949	$68,703

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Compensation expense	$22,000	$32,400	$54,520	$55,303
Professional and consulting expense	263,585	22,970	309,518	332,825
General and administrative expense	25,840	14,041	74,127	21,602
Total operating expense	311,425	69,411	438,165	409,730
Loss from operations	(311,425)	(69,411)	(438,165)	(409,730)

Other income (expense)
Derivative expense	(63,112)	-	(198,225)	-
Change in fair value of derivative liabilities	(200,996)	-	30,565	-
Interest expense, related party	-	-	-	(311)
Interest expense	(99,043)	-	(168,281)	-
Total other income (expense)	(363,151)	-	(335,941)	(311)

Loss before provision for income taxes	(674,576)	(69,411)	(774,106)	(410,041)

Provision for income taxes	-	-	-	-
Net loss	$(674,576)	$(69,411)	$(774,106)	$(410,041)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	17,734,428	8,140,226	17,125,521	7,064,202

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	$(0.04)	$(0.01)	$(0.05)	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(774,106)	$(410,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	153,508	-
Stock-based compensation	181,900	320,960
Derivative expense	198,225	-
Change in fair value of derivative liabilities	(30,565)	-
Changes in assets and liabilities:
Prepaid expenses	(15,142)	(2,250)
Film cost	(78,383)	-
Accounts payable and accrued liabilities	3,403	(3,607)
Accrued interest	14,761	(491)
Accrued interest - related party	-	(13,870)
NET CASH USED IN OPERATING ACTIVITIES	(346,399)	(109,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	348
Payments on convertible notes	-	(80,350)
Restricted cash received for subscription payable	250,000
Proceeds from notes payable, net of issuance cost	321,500	-
Proceeds from sale of common stock, net of issuance costs	-	189,199
NET CASH PROVIDED BY FINANCING ACTIVITIES	571,500	109,197

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS	225,101	(102)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS- beginning of year	44,323	102

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS- end of period	$269,424	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$14,672
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with asset exchange agreement	$-	$5,201
Discount on derivative liabilities	$314,879	$-
Reclassification of derivative liabilities to equity upon conversion	$120,398	$-
Issuance of common stock in connection with conversion of note payable	$30,000	$-

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

On December 15, 2015, the Company organized a wholly owned subsidiary in the state of Florida, Tween Entertainment Brands, Inc. (“Tween Entertainment”). To date, Tween Entertainment has minimal operating activities and the Company plans to discontinue this subsidiary.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of March 31, 2017. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited interim consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the year ended September 30, 2016, Form 10 Registration Statement filed with the SEC. The consolidated balance sheet as of March 31, 2017 was derived from those financial statements. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at March 31, 2017. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2017, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Restricted Cash Equivalents

Restricted cash equivalents represent those required to be set aside in connection with the terms of the offering of membership interest in CFTB Movie. The restriction on the cash will lapse if the offering’s closing minimum amount of $1.5 million has been raised by May 15, 2017 unless extended by the Company, the managing member of CFTB Movie. If the offering’s closing minimum has not been raised prior to expiration of the offering, all funds previously collected under the offering will be returned to investors without interest. As of March 31, 2017, the Company received an investment of $250,000 under the offering whereby the Company recorded the funds received as restricted cash and a contemporaneous subscription payable until such time the Company has raised the closing minimum amount under the terms of the offering.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2017	September 30, 2016

Cash and cash equivalents	$19,424	$44,323
Restricted cash	250,000	-
Total cash, cash equivalents and restricted cash	$269,424	$44,323

Use of estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to asset valuations and the fair value of common stock issued, valuation of debt discount, the valuation of derivative liabilities and the valuation of stock-based compensation.

Film Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment – Films. Pursuant to ASC 926-20-35, the Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Production overhead includes the costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses and marketing, selling and distribution costs.

Unamortized film costs are tested for impairment when there is an indication that the fair value of the film may be less than unamortized costs. Consistent with the rules for recognizing impairment of long-lived assets in ASC 926, the standard sets forth examples of events or changes in circumstances that indicate that the entity must assess whether the fair value of the film (whether it has been completed or is still in production) is less than the carrying amount of its unamortized film costs.

1. An adverse change in the expected performance of the film prior to its release

2. Actual costs substantially in excess of budgeted costs

3. Substantial delays in completion or release schedules

4. Changes in release plans, such as a reduction in the initial release pattern

5. Insufficient funding or resources to complete the film and to market it effectively

6. Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

As of March 31, 2017 and September 30, 2016 the carrying value of the film costs was $78,383 and $0, respectively.

Fair value of financial instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, restricted cash equivalents, prepaid expense, accounts payable and accrued liabilities and subscription payable approximate their estimated fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2017 and September 30, 2016.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2017:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$583,515	$-	$-	$583,515

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At March 31, 2017 and September 30, 2016, the Company has 10,449,984 and 656,338 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 for the six months ended March 31, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited consolidated interim financial statements, the Company had a net loss and net cash used in operations of $774,106 and $346,399, respectively, for the six months ended March 31, 2017. Additionally, the Company had an accumulated deficit of $3,354,961 and working capital deficit of $671,384 at March 31, 2017. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2017	September 30, 2016
Convertible notes payable – unrelated party, net of debt discount of $318,121 and $125,750, respectively	$149,379	$21,113
Less: non-current maturities, net of debt discount of $259,895 and $71,584, respectively	(54,605)	(10,299)
Convertible notes payable, current maturities	$94,774	$10,834

Convertible note payable – current

At March 31, 2017 and September 30, 2016, current portion of convertible notes payable – unrelated party consisted of the following:

	March 31, 2017	September 30, 2016
Principal amount	$153,000	$65,000
Less: unamortized debt discount	(58,226)	(54,166)
Convertible notes payable, net – current	$94,774	$10,834

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest were due on February 25, 2017. For the six months ended March 31, 2017, the Company received additional proceeds of $20,000 which totals to $85,000 as of March 31, 2017. The note is unsecured and bore interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 150% to 200% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. This note is in default.

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest are due in November 2017 and December 2017. The notes are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. The Company paid original issuance cost of $6,000 in connection with these notes payable which is being amortized over the term of the note.

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

The note was discounted in the amount of $146,379 based on the valuations. The total $135,379 debt discount from the valuation of the derivatives and the $11,000 original issuance cost are being amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. During the six months ended March 31, 2017, loss due to derivative liabilities was $6,964. The loss resulting from the increase in fair value of these convertible instruments was $43,250 for the six months ended March 31, 2017. At March 31, 2017, the Company had recorded derivative liability of $215,336.

During the six months ended March 31, 2017, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.15 to 0.75 year
Volatility	187% to 197%
Risk-free interest rate	0.44% to 1.04%

For the six months ended March 31, 2017, amortization of debt discounts related to the convertible note amounted to $77,320 which has been included in interest expense on the accompanying unaudited interim consolidated statements of operations. Accrued interest related to this unrelated party convertible note amounted to $4,958 at March 31, 2017 which was included in accrued interest on the accompanying interim consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

Long-term convertible note payable

At March 31, 2017 and September 30, 2016, long-term convertible notes payable consisted of the following:

	March 31, 2017	September 30, 2016
Principal amount	$314,500	$80,000
Accrued interest	12,038	1,883
Less: unamortized debt discount	(259,895)	(71,584)
Convertible notes payable, net – long-term	$66,643	$10,299

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000. The 10% convertible promissory note and all accrued interest are due on June 21, 2018. As of March 31, 2017, the Company received proceeds for a total of $80,000. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. In February 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest are due on October 25, 2018. As of March 31, 2017, the Company received proceeds for a total of $95,000. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which will be amortized over the term of the note.

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest are due on December 27, 2018. As of March 31, 2017, the Company received proceeds for a total of $169,500. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

These long-term notes were discounted in the total amount of $314,500 based on the valuations. The total $284,500 debt discount from the valuation of the derivatives and the total of $30,000 original issuance cost are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the six months ended March 31, 2017, loss due to derivative liabilities was $191,261. The gain resulting from the decrease in fair value of these convertible instruments was $73,815 for the six months ended March 31, 2017. At March 31, 2017, the Company had recorded derivative liabilities of $368,179.

During the six months ended March 31, 2017, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	1.22 to 2.00 years
Volatility	187% to 191%
Risk-free interest rate	0.77% to 1.36%

For the six months ended March 31, 2017, amortization of debt discounts related to these convertible notes amounted to $76,188 which has been included in interest expense on the accompanying unaudited interim consolidated statements of operations.

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

In December 2015, the Company through its wholly owned subsidiary, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term is for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent of $6,000 during the six months ended March 31, 2017.

NOTE 6 – STOCKHOLDERS’ DEFICIT

In March 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 205,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common stock

In July 2016, the Company issued an aggregate of 12,000 shares of the Company’s common stock to the three directors of the Company as prepayment for services rendered for the months of October 2016 and November 2016 pursuant to corporate director agreements (see Note 7). The Company valued these common shares at the fair value ranging from $0.35 to $0.38 per common share or $4,380 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $4,380 during the six months ended March 31, 2017.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Between October 2016 and December 2016, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 7). The Company valued these common shares at the fair value ranging from $0.15 to $0.38 per common share or $17,520 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $17,520 during the six months ended March 31, 2017.

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

Between January 2017 and March 2017, the Company issued 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 7). The Company valued these common shares at the fair value ranging from $0.08 to $0.16 per common share or $7,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $7,000 during the six months ended March 31, 2017.

Between January 2017 and March 2017, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 7). The Company valued these common shares at the fair value ranging from $0.08 to $0.16 per common share or $2,100 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $2,100 during the six months ended March 31, 2017.

On February 2, 2017, the Company issued 250,000 shares of common stock to its legal counsel as payment for legal services previously rendered to the Company during January 2017. The Company valued these common shares at the fair value of $30,000 or $0.12 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

In February 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes (see Note 4).

On March 29, 2016, the Company entered into a six-month consulting agreement with a consultant who agreed to provide strategic planning and business development consulting services to the Company. The term of the agreement commenced on June 1, 2016. In August 2016, the Company entered into an amendment agreement with such consultant to amend the compensation terms whereby both parties agree that the consultant, in exchange for his services will be issued 1,000,000 shares of the Company’s common stock upon effectiveness of the Company’s registration statement and another 1,000,000 shares to be issued upon the effectiveness of another registration statement as defined in the consulting agreement. An additional 2,000,000 share of the Company’s common stock will be issued if the Company renews and extends the term of this agreement. In no event shall the consultant receive at one time an amount of shares that would result in beneficial ownership of more than 4.99% of the outstanding shares of common stock of the Company. The consultant shall not be entitled to receive additional shares due under this agreement until such time as the Company has more issued and outstanding shares. On February 14, 2017, the 1,000,000 shares were earned under this agreement and the Company valued the 1,000,000 common shares at the fair value of $120,000 or $0.12 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock. The Employment Agreement may be terminated by either party upon two months written notice. As of March 31, 2017, accrued salaries to Mr. Lukow amounted to $7,551 and was included in accounts payable and accrued liabilities as reflected in the accompanying unaudited interim consolidated balance sheets.

Corporate director agreements

In October 2015, the Company entered into three corporate director agreements with Mr. Brian Lukow, Mr. Brian Gold and Ms. Aimee O’Brien to serve as members of the Company’s board of directors. The term of the agreements shall continue until September 30, 2016 unless earlier terminated by the Company. As compensation for their services per the terms of their respective corporate director agreements, the Company pays fees to i) Mr. Lukow of 2,000 shares of the Company’s common stock per month ii) Ms. O’Brien of 2,000 shares of the Company’s common stock per month and iii) Mr. Gold of 2,000 shares of the Company’s common stock per month during the month of service. Pursuant to the agreement, the director who will introduce and arrange for equity funding and acquisitions shall be entitled with a 10% commission fee as defined in the agreement. As of March 31, 2017, accrued director fees amounted to $0.

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor shall provide production and post production services to the Company. The fees for such services are cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $7,500 as of March 31, 2017. The Company shall pay the balance of the remaining cash payment and shall issue the 100,000 shares of common stock upon completion of such services. As of March 31, 2017, the services have not been completed.

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

a)

Guaranteed Compensation: $100,000 upon commencement of the official pre-production, beginning with a 5% deposit upon execution of this agreement and the full balance shall be paid no later than the delivery of the movie director’s final cut of the Picture. The Company has paid the 5% deposit or $5,000 in November 2016 and has been included in prepaid expenses as of March 31, 2017.

b)

Contingent Compensation: Subject to the production and release of the Picture. The movie director shall be entitled to receive as contingent compensation an amount equal to 5% of the net profits of the Picture, if any.

c)	Box Office Bonuses upon meeting certain box office sales threshold as defined in this agreement.

NOTE 8 – SUBSEQUENT EVENTS

In April 2017, the Company issued an aggregate of 1,667,591 shares of common stock to the note holder upon the conversion of $47,400 principal amount of note and accrued interest of $2,000 pursuant to the conversion terms of the convertible notes (see Note 4).

In April 2017, the Company received in aggregate proceeds of $184,500 from one lender in connection with a 10% convertible promissory note dated December 27, 2016 (see Note 4) and another promissory note agreement that is still in negotiation.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of March 31, 2017, the results of their unaudited interim consolidated statements of operations for the six-month periods ended March 31, 2017 and 2016, and their unaudited interim consolidated cash flows for the six-month periods ended March 31, 2017 and 2016. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Three and six months ended March 31, 2017 and 2016

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the six months ended March 31, 2017 and 2016, we did not generate any revenue.

Operating Expenses

Total operating expenses for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016, were approximately $438,000 and $410,000, respectively. The $28,000 increase in operating expenses for the six months ended March 31, 2017 is comprised of an increase of approximately $52,000 in general and administrative expenses primarily due to public company expenses, rent, marketing and travel related expenses as a result of an increase in operations of the Company offset by a decrease in stock based consulting fees to consultants.

Total operating expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, were approximately $311,000 and $69,000, respectively. The $242,000 increase in operating expenses for the three months ended March 31, 2017 is comprised of an increase of $241,000 in professional and consulting expenses related to legal fees, investor relations services and business advisory services and an increase of approximately $12,000 in general and administrative expenses primarily due to public company expenses, rent, marketing and travel related expenses as a result of an increase in operations of the Company offset by a decrease in compensation expenses primarily related to stock based compensation fees.

Other Expenses

Total other expense (income), net, for the six months ended March 31, 2017 and 2016 were approximately $336,000 and $300, respectively, an increase of $335,700. The increase in other expense is the primary result of the recognition of derivative expense of $198,000 and an increase in interest expense of $168,000 in connection with the issuance of convertible notes offset by the gain resulting from the decrease in fair value of derivative liabilities of approximately $31,000.

Total other expense (income), net, for the three months ended March 31, 2017 and 2016 were approximately $363,000 and $0, respectively, an increase of $363,000. The increase in other expense is the primary result of the recognition of derivative expense of $63,000, an increase in interest expense of $99,000 in connection with the issuance of convertible notes and increase in loss resulting from the increase in fair value of derivative liabilities of approximately $201,000.

Working Capital

	March 31, 2017	September 30, 2016
Current assets	$304,566	$68,703
Current liabilities	975,950	271,860
Working capital deficit	$671,384	$203,157

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has a net loss since inception of approximately $3.35 million. In addition, there is a working capital deficiency of approximately $671,000 and a stockholder’s deficiency of $660,000 as of March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Six months ended March 31,
	2017	2016
Net Cash Used in Operating Activities	$(346,399)	$(109,299)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	571,500	109,197
Net Increase (Decrease) in Cash	$225,101	$(102)

Net cash used in operating activities was approximately $346,000 for the six months ended March 31, 2017 as compared to approximately $109,000 for the six months ended March 31, 2016. During the six months ended March 31, 2017 cash was used as follows:

•	net loss was approximately $774,000, and
•	an increase in our prepaid expenses of approximately $15,000,
•	an increase in our film cost of approximately $78,000, partially offset by
•	an increase in our total accounts payable and accrued expenses of approximately $3,000,
•	an increase in total accrued expense of approximately $15,000, and
•

non-cash operating expense of amortization of approximately $154,000, stock-based compensation of approximately $182,000, derivative expense of $198,000 and offset by change in fair value of derivate liabilities of $31,000.

During the six months ended March 31, 2016 cash was used as follows:

•	net loss was approximately $410,000, and
•	a decrease in total accounts payable and accrued expenses of $4,000, total accrued interest of $14,000 and
•	stock-based compensation expense of $321,000.

Net cash provided by financing activities for the six months ended March 31, 2017 was approximately $572,000 as compared to approximately $109,000 for the six months ended March 31, 2016. During the six months ended March 31, 2017, we received proceeds of approximately $322,000 from the issuance of convertible notes and restricted cash for subscription payable of $250,000. During the six months ended March 31, 2016, we received proceeds of approximately $189,000 from the issuance of our common stock offset by repayments on convertible notes of $80,000.

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

Film Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment – Films. Pursuant to ASC 926-20-35, the Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Production overhead includes the costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses and marketing, selling and distribution costs.

Unamortized film costs are tested for impairment when there is an indication that the fair value of the film may be less than unamortized costs. Consistent with the rules for recognizing impairment of long-lived assets in ASC 926, the standard sets forth examples of events or changes in circumstances that indicate that the entity must assess whether the fair value of the film (whether it has been completed or is still in production) is less than the carrying amount of its unamortized film costs.

1. An adverse change in the expected performance of the film prior to its release

2. Actual costs substantially in excess of budgeted costs

3. Substantial delays in completion or release schedules

4. Changes in release plans, such as a reduction in the initial release pattern

5. Insufficient funding or resources to complete the film and to market it effectively

6. Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

Recent Accounting Pronouncements

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 for the six month ended March 31, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of March 31, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 2017 and March 2017, the Company issued 60,000 shares of the Company’s common stock to Brian Lukow, its CEO, as payment for services rendered pursuant to the Employment Agreement. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Between January 2017 and March 2017, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 2, 2017, the Company issued 250,000 shares of common stock to its legal counsel as payment for legal services previously rendered to the Company during January 2017. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 27, 2017, the Company issued 681,818 shares of common stock to Apollo Capital Corp. upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 6, 2017, the Company issued 778,702 shares of common stock to Apollo Capital Corp. upon the conversion of $23,400 principal amount of note pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 26, 2017, the Company issued 888,889 shares of common stock to Apollo Capital Corp. upon the conversion of $24,000 principal amount of note and $2,000 interest amount of note pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company issued four convertible notes from June 2016 to December 27, 2016 totaling $429,500 in unsecured notes payable to a third party. The notes bear an interest rate of 10%, compounded annually. Of the four notes, one has matured (totaling $85,000) and is currently in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	By-Laws (1)
10.1	Asset Exchange Agreement with Crazy For The Boys, LLC, dated October 26, 2015 (1)
10.2	Employment Agreement with Brian Lukow (1)
10.3	Board of Directors Agreement with Brian Lukow (1)
10.4	Board of Directors Agreement with Brian Gold (1)
10.5	Consulting Agreement (1)
10.6	Amendment to Consulting Agreement (1)
10.7	Promissory Note with Apollo Capital Corp., dated June 27, 2016 (1)
10.8	Promissory Note with Apollo Capital Corp., dated August 25, 2016 (1)
10.9	Promissory Note with Apollo Capital Corp., dated October 25, 2016 (1)
10.10	Promissory Note with Apollo Capital Corp., dated December 27, 2016 (1)
10.11	Promissory Note with Power Up Lending Group Ltd., dated February 23, 2017*
10.12	Securities Purchase Agreement with Power Up Lending Group Ltd., dated February 23, 2017*
10.13	Promissory Note with Power Up Lending Group Ltd., dated March 23, 2017*
10.14	Securities Purchase Agreement with Power Up Lending Group Ltd., dated March 23, 2017*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

__________________

*	Filed herewith.
(1)	Incorporated by reference from Form 10-12G filed with the SEC on January 27, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: May 11, 2017	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

