Form 10-Q
period 2017-06-30
ALL FOR ONE MEDIA CORP.
filed 2017-08-21
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 21, 2017, there were 23,060,855 shares of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$395,207	$44,323
Prepaid expenses and other current assets	329,033	24,380
Total current assets	724,240	68,703
Other assets:
Film production costs	1,015,803	-

TOTAL ASSETS	$1,740,043	$68,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$212,617	$36,599
Accrued interest	5,743	352
Convertible notes payable, net of debt discounts - current	110,702	10,834
Loans payable	822,095	-
Due to related parties	2,701	2,701
Derivative liabilities	1,336,415	221,374
Total current liabilities	2,490,273	271,860

Long-term liabilities:
Convertible notes payable including accrued interest, net of debt discounts - long term	130,527	10,299
Total liabilities	2,620,800	282,159

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares
authorized: none shares issued and outstanding	-	-
Common stock, $0.001, 200,000,000 shares authorized:
21,486,599 shares and 16,509,852 shares issued and outstanding
as of June 30, 2017 and September 30, 2016, respectively	21,487	16,510
Additional paid-in capital	3,288,926	2,350,889
Accumulated deficit	(4,252,951)	(2,580,855)
Total All For One Media Corp. Stockholders' deficit	(942,538)	(213,456)

Non-controlling interest in subsidiary	61,781	-

Total Stockholders' deficit	(880,757)	(213,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,740,043	$68,703

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Compensation expense	$21,002	$619,900	$75,522	$675,203
Professional and consulting expense	49,101	1,028,528	358,619	1,361,353
General and administrative expense	181,123	8,902	255,250	30,504
Total operating expense	251,226	1,657,330	689,391	2,067,060
Loss from operations	(251,226)	(1,657,330)	(689,391)	(2,067,060)

Other income (expense)
Derivative expense	(509,408)	(37,417)	(707,633)	(37,417)
Change in fair value of derivative liabilities	129,475	3,402	160,040	3,402
Other expense from loan guarantee	(100,000)	-	(100,000)	-
Interest expense	(191,250)	(107)	(359,531)	(418)
Total other income (expense)	(671,183)	(34,122)	(1,007,124)	(34,433)

Loss before provision for income taxes	(922,409)	(1,691,452)	(1,696,515)	(2,101,493)

Provision for income taxes	-	-	-	-
Net loss	(922,409)	(1,691,452)	(1,696,515)	(2,101,493)

Loss attributable to non-controlling interest	24,419	-	24,419	-

Net loss attributable to All For One Media Corp.	$(897,990)	$(1,691,452)	$(1,672,096)	$(2,101,493)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	20,582,102	10,906,863	18,277,715	8,347,057

NET LOSS PER COMMON SHARE:
OUTSTANDING ATTRIBUTABLE TO ALL FOR ONE MEDIA CORP. - Basic and Diluted	$(0.04)	$(0.16)	$(0.09)	$(0.25)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,696,515)	$(2,101,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	298,948	83
Stock-based compensation	185,841	1,953,879
Derivative expense	707,633	37,417
Change in fair value of derivative liabilities	(160,040)	(3,402)
Non-cash interest expense	26,200	-
Non-cash other expense from loan guarantee	100,000	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(309,033)	(1,500)
Film production costs	(1,015,803)	-
Accounts payable and accrued liabilities	176,017	16,666
Accounts payable and accrued liabilities - related parties	-	(12,273)
Accrued interest	34,336	(466)
Accrued interest - related party	-	(13,870)
NET CASH USED IN OPERATING ACTIVITIES	(1,652,416)	(124,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	2,701
Proceeds from loans payable, net of issuance cost	784,800	-
Payments on convertible notes	-	(80,350)
Proceeds from convertible notes payable, net of issuance cost	818,500	30,000
Proceeds from sale of membership interest in subsidiary	400,000	-
Proceeds from sale of common stock, net of issuance costs	-	203,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,003,300	155,551

NET CHANGE IN CASH AND CASH EQUIVALENTS	350,884	30,592

CASH AND CASH EQUIVALENTS - beginning of year	44,323	102

CASH AND CASH EQUIVALENTS - end of period	$395,207	$30,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$14,672
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Subscription receivable	$-	$2,500
Issuance of common stock in connection with asset exchange agreement	$-	$5,201
Discount on derivative liabilities	$811,879	$30,000
Reclassification of derivative liabilities to equity upon conversion	$244,431	$-
Issuance of common stock in connection with conversion of note payable	$103,323	$-

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” and all of its allied, ancillary, subsidiary and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of June 30, 2017, the Company owns approximately 83% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, Crazy for the Boys GA LLC (“CFTB GA”) was organized in the State of Georgia, whereby CFTB Movie is the managing member of CFTB GA. In July 2017, the Company entered into an Assignment and Transfer Agreement with CFTB GA whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of June 30, 2017, the consolidated unaudited interim financial statements of the Company include the accounts of CFTB GA. Filming for the movie has been completed in July 2017 and is now in post-production.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company, its wholly- owned subsidiary and its majority owned subsidiaries as of June 30, 2017. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net loss of subsidiary applicable to non-controlling interests. The accounting policies and procedures used in the preparation of these unaudited interim consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the year ended September 30, 2016, Form 10 Registration Statement filed with the SEC. The interim unaudited consolidated balance sheet as of June 30, 2017 was derived from those financial statements. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at June 30, 2017. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2017, the Company had reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $329,033 and $24,380 at June 30, 2017 and September 30, 2016, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting and insurance premiums which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $276,790 and $0 at June 30, 2017 and September 30, 2016, respectively. The deposits are related to deposit payments with various unions as security for the payments of all performers and background actors and any unused excess deposits shall be returned following the completion of the movie which the Company estimates to complete within a year.

Use of estimates

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to asset valuations and the fair value of common stock issued, valuation of debt discount, the valuation of derivative liabilities and the valuation of stock-based compensation.

Film Production Costs

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

As of June 30, 2017 and September 30, 2016 the carrying value of the film costs was $1,015,803 and $0, respectively.

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

JUNE 30, 2017

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

The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, prepaid expense and other current assets, accounts payable and accrued liabilities, accrued interest and loans payable approximate their estimated fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2017 and September 30, 2016.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2017:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$1,336,415	$-	$-	$1,336,415

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At June 30, 2017 and September 30, 2016, the Company has 42,924,480 and 656,338 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the interim unaudited consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the nine months ended June 30, 2017, the Company sold 4 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted to approximately 17% non-controlling interest. As of June 30, 2017, the Company recorded a non-controlling interest balance of $61,781 in connection with the majority-owned subsidiary, CFTB Movie as reflected in the accompanying consolidated balance sheets and losses attributable to non-controlling interest of $24,419 during the nine months ended June 30, 2017 as reflected in the accompanying consolidated statements of operations.

One class of Membership Interests in CFTB Movie is presently being offered for sale through a Private Placement Memorandum with a Minimum offering of $400,000 of LLC Class A Units and Maximum Offering of $2.5 Million of LLC Class A Units at $100,000 per unit. A Maximum of Twenty-Five (25) Class A Units are being offered for sale. These Class A Units have a price of $100,000 per Unit. The units can be sold at minimum of ½ for $50,000 for each ½ Class A unit (see Note 7).

Recent Accounting Pronouncements

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 for the nine months ended June 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements”.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited interim consolidated interim financial statements, the Company had a net loss and net cash used in operations of $1,696,515 and $1,652,416 respectively, for the nine months ended June 30, 2017. Additionally, the Company had an accumulated deficit of $4,252,951 and working capital deficit of $1,766,033 at June 30, 2017. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Uncertainty regarding these matters, raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern while the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following:

	June 30, 2017	September 30, 2016
Loans payable – unrelated party	$859,800	$-
Less: Debt discount	(37,705)	-
Loans payable, net of debt discount	$822,095	$-

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest is due on August 15, 2017. The Company received proceeds of $350,000 and paid original issuance cost and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. the Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. For the nine months ended June 30, 2017, amortization of debt discounts related to this 12% secured loan amounted to $12,295 which has been included in interest expense on the accompanying unaudited interim consolidated statements of operations. Accrued interest related to this loan amounted to $2,104 at June 30, 2017.

Additionally, in connection with the $400,000 loan above, the Company’s majority owned subsidiary, CFTB Movie entered into a Guarantee Agreement whereby the Company agreed to transfer its 1 Class B unit of membership interest in CFTB Movie as consideration for the guarantee of loan to a guarantor. The Company valued the transferred 1 Class B unit at the fair value of $100,000 based on the sale of Class A units in the recent private placement on the date of grant and was recorded as other expense from loan guarantee. Furthermore, in connection with the guarantee agreement above, the guarantor will receive an additional 1 Class B unit of membership interest in CFTB Movie if the guarantee is called or exercise by the lender thereby the guarantor shall pay back the lender the $400,000 and such loan will be transferred to the guarantor. Upon transfer of loan, the guarantor shall be paid $10,000 per week starting from September 1, 2017 towards any balance due until paid in full including 8% interest. The Company’s CEO will pledge his own stock as a collateral upon exercise of the guarantee.

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds for a total of $300,000 from an unrelated party. Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the movie. Such loans bears no interest and is due on demand. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Crazy for the Boys movie. In return for providing these loans, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Crazy for the Boys movie. In the event, the $525,000 gets repaid, the lender’s percentage ownership will decrease to 37%. As of June 30, 2017, the Company recorded interest expense of $25,000 and a corresponding increase in debt of $25,000 in connection with the issuance of this loan.

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from loans for a total of $134,800 from an unrelated party. Such loans bear no interest and are due on demand.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2017	September 30, 2016
Convertible notes payable – unrelated party, net of debt discount of $745,975 and $125,750, respectively	$241,229	$21,113
Less: non-current maturities, net of debt discount of $550,084 and $71,584, respectively	(130,527)	(10,279)
Convertible notes payable, current maturities	$110,702	$10,834

Convertible note payable – current

At June 30, 2017 and September 30, 2016, current portion of convertible notes payable – unrelated party consisted of the following:

	June 30, 2017	September 30, 2016
Principal amount	$306,593	$65,000
Less: unamortized debt discount	(195,891)	(54,166)
Convertible notes payable, net – current	$110,702	$10,834

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest were due on February 25, 2017. For the nine months ended June 30, 2017, the Company received additional proceeds of $20,000 which totals to $85,000 as of June 30, 2017. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 150% to 200% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. This note is in default. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. As of June 30, 2017, the principal balance of this note is $73,593 after the conversions.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

In June 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $165,000. The 8% convertible promissory notes and all accrued interest are due in June 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 62% of the volume weighted average price of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. The Company paid original issuance cost and related loan fees of $30,000 in connection with these notes payable which is being amortized over the term of the note.

Accrued interest related to all unrelated party convertible note - current amounted to $3,639 at June 30, 2017 which was included in accrued interest on the accompanying interim consolidated balance sheets.

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

Long-term convertible note payable

At June 30, 2017 and September 30, 2016, long-term convertible notes payable consisted of the following:

	June 30, 2017	September 30, 2016
Principal amount	$660,500	$80,000
Accrued interest	20,111	1,883
Less: unamortized debt discount	(550,084)	(71,584)
Convertible notes payable, net – long-term	$130,527	$10,299

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000 on June 21, 2016. The 10% convertible promissory note and all accrued interest are due on June 21, 2018. As of June 30, 2017, the Company received proceeds for a total of $80,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of June 30, 2017, the principal balance of this note is $0 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest are due on October 25, 2018. As of June 30, 2017, the Company received proceeds for a total of $95,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which will be amortized over the term of the note.

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest are due on December 27, 2018. As of June 30, 2017, the Company received proceeds for a total of $200,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note.

On April 5, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $165,000. The 10% convertible promissory note and all accrued interest are due on April 5, 2019. As of June 30, 2017, the Company received proceeds for a total of $150,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $15,000 in connection with this note payable which will be amortized over the term of the note.

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. As of June 30, 2017, the Company received proceeds for a total of $100,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $10,000 in connection with this note payable which will be amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

On May 2 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. As of June 30, 2017, the Company received proceeds for a total of $61,500. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $9,000 in connection with this note payable which will be amortized over the term of the note.

In June 2017, the note holder of the 10% convertible promissory notes – current and long term entered into a loan and security agreement with the Company whereby the Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to: 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property now owned such as all rights and title to The Crazy for the Boys Movie 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing.

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above include a down-round provision under which the conversion prices could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. Additionally, the conversion prices of the notes contain variable rates resulting in an indeterminate number of shares to be issued upon settlement. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Black-Scholes option-pricing model to value the derivative liabilities.

Amortization of debt discount on convertible notes and derivative liabilities

These current and long-term notes were discounted in the total amount of $1,051,879 based on the valuations. The total $946,879 debt discount from the valuation of the derivatives and the total of $105,000 original issuance cost and related loan fees are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the nine months ended June 30, 2017, loss due to derivative liabilities was $707,633. The gain resulting from the decrease in fair value of these convertible instruments was $160,040 for the nine months ended June 30, 2017. At June 30, 2017, the Company had recorded derivative liabilities of $1,336,415.During the nine months ended June 30, 2017, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.15 to 2.00 years
Volatility	184% to 191%
Risk-free interest rate	0.44% to 1.38%

For the nine months ended June 30, 2017, amortization of debt discounts related to these convertible notes – current and long-term amounted to $286,653 which has been included in interest expense on the accompanying unaudited interim consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 6 – RELATED PARTY TRANSACTIONS

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

In December 2015, the Company through its wholly owned subsidiary, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term is for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent of $7,000 during the nine months ended June 30, 2017 and recorded unpaid rent of $2,000 in accrued expenses as of June 30, 2017.

During April 2016, the CEO and a director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes. The loan balance as of June 30, 2017 is $2,701. This amount is unsecured, non-interest bearing and is due on demand

NOTE 7 – STOCKHOLDERS’ DEFICIT

In March 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 205,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common stock

In July 2016, the Company issued an aggregate of 12,000 shares of the Company’s common stock to the three directors of the Company as prepayment for services rendered for the months of October 2016 and November 2016 pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.35 to $0.38 per common share or $4,380 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $4,380 during the nine months ended June 30, 2017.

Between October 2016 and December 2016, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 8). The Company valued these common shares at the fair value ranging from $0.15 to $0.38 per common share or $17,520 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $17,520 during the nine months ended June 30, 2017.

In December 2016, the Company issued an aggregate of 6,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value of $900 or $0.15 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

Between January 2017 and March 2017, the Company issued 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 8). The Company valued these common shares at the fair value ranging from $0.08 to $0.16 per common share or $7,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $7,000 during the nine months ended June 30, 2017.

Between January 2017 and March 2017, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.08 to $0.16 per common share or $2,100 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $2,100 during the nine months ended June 30, 2017.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

On February 2, 2017, the Company issued 250,000 shares of common stock to its legal counsel as payment for legal services previously rendered to the Company during January 2017. The Company valued these common shares at the fair value of $30,000 or $0.12 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

In February 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes (see Note 5).

On March 29, 2016, the Company entered into a nine-month consulting agreement with a consultant who agreed to provide strategic planning and business development consulting services to the Company. The term of the agreement commenced on June 1, 2016. In August 2016, the Company entered into an amendment agreement with such consultant to amend the compensation terms whereby both parties agree that the consultant, in exchange for his services will be issued 1,000,000 shares of the Company’s common stock upon effectiveness of the Company’s registration statement and another 1,000,000 shares to be issued upon the effectiveness of another registration statement as defined in the consulting agreement. An additional 2,000,000 share of the Company’s common stock will be issued if the Company renews and extends the term of this agreement. In no event shall the consultant receive at one time an amount of shares that would result in beneficial ownership of more than 4.99% of the outstanding shares of common stock of the Company. The consultant shall not be entitled to receive additional shares due under this agreement until such time as the Company has more issued and outstanding shares. On February 14, 2017, the 1,000,000 shares were earned under this agreement and the Company valued the 1,000,000 common shares at the fair value of $120,000 or $0.12 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

Between April 2017 and June 2017, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.04 to $0.08 per common share or $909 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $909 during the nine months ended June 30, 2017.

Between April 2017 and June 2017, the Company issued 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 8). The Company valued these common shares at the fair value ranging from $0.04 to $0.08 per common share or $3,032 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $3,032 during the nine months ended June 30, 2017.

In April 2017, the Company issued 778,702 shares of common stock to the note holder upon the conversion of $23,400 principal amount of note pursuant to the conversion terms of the convertible notes (see Note 5).

In April 2017, the Company issued 888,889 shares of common stock to the note holder upon the conversion of $24,000 principal amount and $2,000 of interest pursuant to the conversion terms of the convertible notes (see Note 5).

In May 2017, the Company issued 247,681shares of common stock to the note holder upon the conversion of $2,600 principal amount and $3,716 of interest pursuant to the conversion terms of the convertible notes (see Note 5).

In May 2017, the Company issued 493,023 shares of common stock to the note holder upon the conversion of $5,000 principal amount, $5,000 in interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

In May 2017, the Company issued 414,634 shares of common stock to the note holder upon the conversion of $6,407 principal amount and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

During the nine months ended June 30, 2017, the Company reclassified $244,431 to paid-in capital due to the conversion of convertible note into common stock discussed above.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

During the nine months ended June 30, 2017, the Company sold 4 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement (see Note 4) which resulted to approximately 17% non-controlling interest. One class of Membership Interests in CFTB Movie is presently being offered for sale through a Private Placement Memorandum with a Minimum offering of $400,000 of LLC Class A Units and Maximum Offering of $2.5 Million of LLC Class A Units at $100,000 per unit. A Maximum of Twenty-Five (25) Class A Units are being offered for sale. These Class A Units have a price of $100,000 per Unit. The units can be sold at minimum of ½ for $50,000 for each ½ Class A unit (see Note 1).

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock. The Employment Agreement may be terminated by either party upon two months written notice. As of June 30, 2017, accrued salaries to Mr. Lukow amounted to $5,551 and was included in accounts payable and accrued liabilities as reflected in the accompanying unaudited interim consolidated balance sheets.

Corporate director agreements

In October 2015, the Company entered into three corporate director agreements with Mr. Brian Lukow, Mr. Brian Gold and Ms. Aimee O’Brien to serve as members of the Company’s board of directors. The term of the agreements shall continue until September 30, 2016 unless earlier terminated by the Company. As compensation for their services per the terms of their respective corporate director agreements, the Company pays fees to i) Mr. Lukow of 2,000 shares of the Company’s common stock per month ii) Ms. O’Brien of 2,000 shares of the Company’s common stock per month and iii) Mr. Gold of 2,000 shares of the Company’s common stock per month during the month of service. Pursuant to the agreement, the director who will introduce and arrange for equity funding and acquisitions shall be entitled with a 10% commission fee as defined in the agreement. As of June 30, 2017, accrued director fees amounted to $0.

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor shall provide production and post production services to the Company. The fees for such services are cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $7,500 as of June 30, 2017. The Company shall pay the balance of the remaining cash payment and shall issue the 100,000 shares of common stock upon completion of such services. As of June 30, 2017, the services have not been completed.

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

a)

Guaranteed Compensation: $100,000 upon commencement of the official pre-production, beginning with a 5% deposit upon execution of this agreement and the full balance shall be paid no later than the delivery of the movie director’s final cut of the Picture. The Company has paid the 5% deposit or $5,000 in November 2016 and has been included in prepaid expenses as of June 30, 2017.

b)

Contingent Compensation: Subject to the production and release of the Picture. The movie director shall be entitled to receive as contingent compensation an amount equal to 5% of the net profits of the Picture, if any.

c)	Box Office Bonuses upon meeting certain box office sales threshold as defined in this agreement.

In June 2017, in connection with a loan agreement (see Note 4), through the Company’s majority owned subsidiary, CFTB GA, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Crazy for the Boys movie. In the event, the loan gets repaid, the lender’s percentage ownership will decrease to 37%.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 9 – SUBSEQUENT EVENTS

In July 2017, the Board of Directors of the Company designated 51 shares of its Series A Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock has no rights to receive dividends. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (“Numerator”) divided by (y) 0.49 minus (z) the Numerator. The Series A Preferred Stock does not convert into equity of the Company. The Series A Preferred Stock does not contain any redemption provision and shall have no liquidation preference.

In July 2017, the Company issued 51 shares of the Company’s Series A Preferred Stock to the CEO of the Company for services provided.

In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from loans for a total of $375,000 from an unrelated party in connection with the additional loan of up to $500,000 (see Note 4). Such loans bear no interest and are due on demand.

In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from loans for a total of $150,000 from an unrelated party. Such loans bear no interest and are due on demand.

In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from issuance of notes for a total of $84,000 from an unrelated party. The terms of the note have not been determined.

In July 2017, the Company sold 4 Class A units of membership interest in CFTB Movie for a total of $400,000.

In July 2017, the Company received net proceeds from issuance of notes for a total of $166,000 from three unrelated parties. The notes bear 12% interest per annum and mature in April 2018. The note holders shall have the right to convert anytime following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost and other related loan fees for a total of $21,000 in connection with these notes payable which will be amortized over the term of the notes.

In August 2017, the Company issued 1,057,755 shares of common stock to a consultant under a Registration Statement on Form S-8 pursuant to a six-month consulting agreement dated on March 29, 2016. Subsequent to June 30, 2017, the 1,057,755 shares were earned under this agreement.

In August 2017, the Company issued 516,501 shares of common stock to the note holder upon the reset of a prior conversion of $5,000 principal amount and $5,000 in interest pursuant to the conversion terms of the convertible notes (see Note 5).

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

Introduction to Interim Unaudited Consolidated Financial Statements.

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

The interim unaudited consolidated financial statements included herein have been prepared by All for One Media Corp. (“AFOM” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10 Registration Statement filed with the SEC.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of June 30, 2017, the results of their unaudited interim consolidated statements of operations for the three and nine month periods ended June 30, 2017 and 2016, and their unaudited interim consolidated cash flows for the nine-month periods ended June 30, 2017 and 2016. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” and all of its allied, ancillary, subsidiary and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie.

In July 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of June 30, 2017, the interim unaudited consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the movie has been completed in July 2017 and is now in post-production.

Results of Operations

Three and nine months ended June 30, 2017 and 2016

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the nine months ended June 30, 2017 and 2016, we did not generate any revenue.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016, were approximately $689,000 and $2,067,000, respectively. The $1,378,000 decrease in operating expenses for the nine months ended June 30, 2017 is comprised of a decrease of approximately $600,000 in compensation expenses and $1,003,000 in consulting expense as a result of a decrease in stock based compensation to our CEO and stock based consulting fees to our directors and consultants offset by an increase of $225,000 in general and administrative expenses primarily due to public company expenses, rent, marketing and travel related expenses as a result of an increase in operations of the Company.

Total operating expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, were approximately $251,000 and $1,657,000, respectively. The $1,406,000 decrease in operating expenses for the three months ended June 30, 2017 is comprised of a decrease of approximately $599,000 in compensation expenses and $979,000 in consulting expense as a result of a decrease in stock based compensation to our CEO and stock based consulting fees to our directors and consultants offset by an increase of $172,000 in general and administrative expenses primarily due to public company expenses, rent, marketing and travel related expenses as a result of an increase in operations of the Company.

Other Expenses (Income)

Total other expense (income), net, for the nine months ended June 30, 2017 and 2016 were approximately $1,007,000 and $34,000, respectively, an increase of $973,000. The increase in other expense is the primary result of the recognition of derivative expense of $708,000, other expense from loan guarantee of $100,000 and an increase in interest expense of $359,000 in connection with the issuance of convertible notes and loans offset by the increase in gain from change in fair value of derivative liabilities of approximately ($157,000).

Total other expense (income), net, for the three months ended June 30, 2017 and 2016 were approximately $671,000 and $34,000, respectively, an increase of $637,000. The increase in other expense is the primary result of the recognition of derivative expense of $509,000, other expense from loan guarantee of $100,000, an increase in interest expense of $191,000 in connection with the issuance of convertible notes and loans and increase in gain from change in fair value of derivative liabilities of approximately ($126,000).

Net loss

We reported a net loss attributable to All For One Media Corp. of approximately $1,672,000 for the nine months ended June 30, 2017, as compared to $2,101,000 for the nine months ended June 30, 2016. We reported a net loss attributable to All For One Media Corp. of approximately $898,000 for the three months ended June 30, 2017, as compared to $1,691,000 for the three months ended June 30, 2016.

Working Capital

	June 30, 2017	September 30, 2016
Current assets	$724,240	$68,703
Current liabilities	2,490,273	271,860
Working capital deficit	$1,766,033	$203,157

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying interim unaudited consolidated financial statements, the Company has no revenue generating operations and has a net loss since inception of approximately $4.3 million. In addition, there is a working capital deficiency of approximately $1.8 million and a stockholder’s deficiency of $881,000 as of June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Nine months ended June 30,
	2017	2016
Net Cash Used in Operating Activities	$(1,652,416)	$(124,959)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	2,003,300	155,551
Net Increase (Decrease) in Cash	$350,884	$30,592

Net cash used in operating activities was approximately $1,652,000 for the nine months ended June 30, 2017 as compared to approximately $125,000 for the nine months ended June 30, 2016. During the nine months ended June 30, 2017 cash was used as follows:

•	net loss attributable to All for One Media Corp. was approximately $1,672,000, and
•	an increase in our prepaid expenses and other current assets of approximately $309,000,
•	an increase in our film cost of approximately $1,016,000, partially offset by
•	an increase in our total accounts payable and accrued expenses of approximately $176,000,
•	an increase in total accrued expense of approximately $34,000, and
•

non-cash operating expense of amortization of approximately $299,000, stock-based compensation of approximately $186,000, derivative expense of $708,000, non-cash interest of $26,000, non-cash other expense of $100,000, and offset by change in fair value of derivate liabilities of $160,000.

During the nine months ended June 30, 2016 cash was used as follows:

•	net loss was approximately $2,101,000, and
•	an increase in total accounts payable and accrued expenses of $4,000, and a decrease in total accrued interest of $14,000 and
•	non-cash operating expense of stock-based compensation of approximately $2.0 million, derivative expense of $37,000 and offset by change in fair value of derivate liabilities of $3,000

Net cash provided by financing activities for the nine months ended June 30, 2017 was approximately $2.0 million as compared to approximately $156,000 for the nine months ended June 30, 2016. During the nine months ended June 30, 2017, we received proceeds of approximately $1.6 million from the issuance of convertible notes and loans and $400,000 from the sale of membership interest in our subsidiary. During the nine months ended June 30, 2016, we received proceeds of approximately $203,000 from the issuance of our common stock and $30,000 from issuance of notes offset by repayments on convertible notes of $80,000.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our interim unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, stock-based compensation, valuation of derivative liabilities, and fair value of common stock issued.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the interim unaudited consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Recent Accounting Pronouncements

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 for the nine month ended June 30, 2017 and its adoption did not have a material impact on the Company’s interim unaudited consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements”.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the interim unaudited consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

On May 5, 2017, the Company issued 247,681 shares of common stock to Apollo Capital Corp. upon the conversion of $2,600 principal amount of note and $3,716 interest amount of note pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On May 8, 2017, the Company issued 493,023 shares of common stock to Apollo Capital Corp. upon the conversion of $5,000 principal amount of note, $5,000 interest amount of note and $600 fee pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On May 24, 2017, the Company issued 414,634 shares of common stock to Apollo Capital Corp. upon the conversion of $6,407 principal amount of note and $600 fee pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has issued various convertible notes from June 2016 to June 30, 2017 to third parties. See a more detailed description in Note 5 in the notes to the interim unaudited consolidated financial statements. One of the notes has matured (totaling $85,000) and is currently in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

In July 2017, the Board of Directors of the Company designated 51 shares of its Series A Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock has no rights to receive dividends. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (“Numerator”) divided by (y) 0.49 minus (z) the Numerator. The Series A Preferred Stock does not convert into equity of the Company. The Series A Preferred Stock does not contain any redemption provision and shall have no liquidation preference.

In July 2017, the Company’s board of directors authorized the issuance of 51 shares of the Company’s Series A Preferred Stock to the CEO of the Company for services provided.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	By-Laws (1)
3.4	Certificate of Designation for Series A Preferred Stock*
10.1	Asset Exchange Agreement with Crazy For The Boys, LLC, dated October 26, 2015 (1)
10.2	Employment Agreement with Brian Lukow (1)
10.3	Board of Directors Agreement with Brian Lukow (1)
10.4	Board of Directors Agreement with Brian Gold (1)
10.5	Consulting Agreement (1)
10.6	Amendment to Consulting Agreement (1)
10.7	Promissory Note with Apollo Capital Corp., dated June 27, 2016 (1)
10.8	Promissory Note with Apollo Capital Corp., dated August 25, 2016 (1)
10.9	Promissory Note with Apollo Capital Corp., dated October 25, 2016 (1)
10.10	Promissory Note with Apollo Capital Corp., dated December 27, 2016 (1)
10.11	Promissory Note with Power Up Lending Group Ltd., dated February 23, 2017
10.12	Promissory Note with Power Up Lending Group Ltd., dated March 23, 2017
21.1	List of Subsidiaries*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________

*	Filed herewith.
(1)	Incorporated by reference from Form 10-12G filed with the SEC on January 27, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: August 21, 2017	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

