Form 10-K
period 2017-09-30
ALL FOR ONE MEDIA CORP.
filed 2018-01-16
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 000-55717

All For One Media Corp.
(Name of registrant as specified in its Charter)

Utah	81-5006786
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

236 Sarles Street

Mt. Kisco, New York 10549

(Address of Principal Executive Offices)

(914) 574-6174

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $613,880.62.

Outstanding Shares

As of January 12, 2018, the Registrant had 26,482,027 shares of common stock outstanding and 51 shares of preferred stock outstanding

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “All for One Media Corp.,” “All For One Media,” the “Company,” “we,” “us,” “our” and words of similar import, refer to All for One Media Corp., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the endeavors in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships, among others.

PART I

ITEM 1. BUSINESS

Description of Business

All for One Media Corp. (referred to herein as the “Company,” “All for One” or “AFOM”) was incorporated under the laws of the State of Utah on March 2, 2004, as “Early Equine, Inc.” The Company is principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. We specialize in creating, launching, and marketing original pop music performed by “boy bands” and “girl groups,” though we also produce motion pictures, pre-recorded music, television, live concert performances, and licensed merchandise. On October 26, 2015, the Company entered into an asset exchange agreement with Crazy for the Boys, LLC, a Delaware limited liability company (“CFTB”), wherein the Company acquired movie screenplays, master recordings, trademarks, URLs, and other assets from CFTB in exchange for 5,201,500 shares of the Company’s common stock. On November 4, 2015 the Company changed its name to All for One Media Corp.

We have generated no revenues, we have an accumulated deficit of $7.47 million as of September 30, 2017, and we anticipate generating losses for the next twelve months. As of September 30, 2017, we had cash and cash equivalents of $109,785, and we will need to raise capital to implement our planned operations. If we are unable to do so, an entire investment in our stock could be lost. To address this concern, we have had discussions with prospective investors interested in financing the Company directly, as well as joint venture partners who have expressed interest in funding or co-funding certain of our projects. Our independent public accounting firm has issued an audit opinion, which includes a statement that the results of our operations and our financial condition raise substantial doubt about our ability to continue as a going concern.

Competition

The Company competes with all forms of entertainment. A large number of companies, many with significantly more resources than All for One Media, Inc., produce and distribute film and music recordings, exploit products in the home entertainment market, and produce music for live theater and performance. Our competitive position primarily depends on the amount and quality of the content produced, its distribution and marketing success, and public response. We also compete to obtain creative and performing talents, story properties, and many other rights that are essential to the success of our business. Operating results for these offerings are influenced by seasonal consumer purchasing behavior, consumer preferences, levels of marketing and promotion, and by the timing and performance of releases, which may be directly or indirectly influenced by competitors.

Trademarks & Copyrights

We own the website URLs www.crazyfortheboys.com, www.allforone.media, and www.thescab.org.

Effect of Existing or Probable Governmental Regulations on the Business

Children’s Privacy

Various laws and regulations intended to protect the interests of children are applicable to our business, including measures designed to protect the privacy of minors online. As we are currently focused on marketing content to this demographic, we will be subject to these regulations. The U.S. Children’s Online Privacy Protection Act (“COPPA”) limits the collection of personal information online from children under the age of 13 by operators of websites or online services. Effective July 1, 2013, the Federal Trade Commission adopted revisions to regulations under COPPA to further expand the scope of the regulations. Such regulations also limit the types of advertising we are able to sell on our websites and applications and impose strict liability for certain actions of advertisers, which could affect advertising demand and pricing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on children and teens.

Emerging Growth Company

We may be deemed to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” As long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by non-”affiliates” or we issue more than $1 billion of non-convertible debt over a three-year period.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes-Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the our stockholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Number of Total Employees and Number of Full Time Employees

The Company has one full-time employee and no part-time employees.

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATED TO OUR COMPANY

We may not achieve profitability or positive cash flow.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon such factors as our ability to organize and promote concerts. Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses that will exceed revenues for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future.

We have a limited operating history which may not be an indicator of our future results.

We are an early stage company with a limited capital base. We have been engaged in organization and start-up activities related to financing the launch of a girl group band. We have no operating history investors may use to evaluate our future performance. As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we operate, the historical financial data is of limited value in evaluating our future revenue and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as we expand operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition will suffer.

We have never produced, distributed or marketed a movie.

We intend to rely on a number of production, distribution, and marketing methods. Our primary focus will be the production, distribution, and marketing of Crazy For The Boys. Our management team has never produced, distributed or marketed a movie. Production, distribution, and marketing of movies is highly competitive and there can be no assurance that we will be able to market our product.

We are dependent on a limited number of proprietary copyrights.

We intend to derive all revenue from two properties, the Crazy For The Boys film and the Crazy For The Boys soundtrack, which, even if successful, will likely generate revenues for only a limited period of time. Because our licensing revenue is highly subject to the changing trends in the entertainment business, our licensing revenue may be subject to dramatic increases and decreases. Nevertheless, we feel that by promoting these two properties to launch our brand, we can successfully leverage the maturity of social media to connect tweens with content that is relevant and with which they can identify.

Competition in the entertainment industry may make it difficult to succeed long-term.

The recorded music, motion picture, and music publishing industries are highly competitive. Our competition includes major media and entertainment studios, independent film and music production companies, and television networks, both generally and concurrently at the time of release of our respective content. We compete with larger production studios that are better capitalized, who can fund projects based on the returns of prior productions. We will compete with these companies for artists, talent, airtime, and space in retail outlets. We are not at present, and do not expect in the foreseeable future to be, a significant participant in this marketplace. The market for music and movie production, distribution, and marketing is very competitive, and our lack of experience, compared to that of these competitors, may impair our ability to successfully produce content that creates a positive return on investment. Furthermore, we face indirect competition from alternative forms of leisure, such as travel, sporting events, outdoor recreation, and other cultural activities.

The entertainment industry is highly competitive, rapidly evolving, and subject to constant change. Other entertainment companies currently offer one or more of each of the types of products and services we plan to offer. In addition, our music and motion picture productions will compete for audience acceptance and exhibition outlets with music and motion pictures produced and distributed by other larger, more established companies. As a result, the success of any of our recorded music products or motion pictures is dependent not only on the quality and acceptance of a particular production, but also on numerous independent companies with whom we may partner. Some of our competitors in the music business will include Motown, Time Warner Inc., Universal Music Group, Sony BMG, and EMI, and numerous independent companies. We expect that our film business will compete with well-established companies, including MGM, DreamWorks, Time Warner Inc., Sony, Paramount, and Universal, as well as numerous small independent companies, all of which produce, develop or market films, DVDs, television, and cable programming.

The Company must respond successfully to ongoing changes in the U.S. video entertainment industry and consumer viewing patterns to remain competitive.

The Company expects that a substantial portion of its revenues and profits will be derived from the production and licensing of video entertainment offerings. The U.S. video entertainment industry is evolving, with developments in technology leading to new video services that are experiencing rapid growth, resulting in higher overall video content consumption as well as a shift in consumer viewing patterns as consumers seek more control over when, where, and how they view video content. These changes pose risks to the traditional U.S. television industry and some of the Company’s business models, including the disruption of the traditional television content delivery model by video streaming services, some of which are growing rapidly. The Company’s strategy to address these risks, including continuing to produce high-quality original content, and investing in technology and working with partners to enhance our content offerings, may not be successful. The Company may incur significant costs to implement its strategy and respond to and mitigate the risks from these changes, and, if not successful, could experience a significant adverse impact on the Company’s competitive position, businesses and results of operations.

The popularity of content is difficult to predict and can change rapidly, and low public acceptance of the Company’s content will adversely affect its results of operations.

The revenues expected from the sale, distribution, and licensing of television programming, feature films, music, and other content will depend primarily on widespread public acceptance of that content, which is difficult to predict and can change rapidly. The Company must invest substantial amounts in the production and marketing of its content before it learns whether such content will reach anticipated levels of popularity with consumers. The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the popularity of competing content (including locally-produced content internationally), the availability of alternative forms of leisure and entertainment activities, the Company’s ability to maintain or develop strong brand awareness and target key audiences, and the Company’s ability to successfully anticipate (and timely adapt its content to) changes in consumer tastes in the countries and territories in which the Company operates. Low public acceptance of the Company’s content will adversely affect its results of operations.

Generally, feature films that perform well upon initial release also have commercial success in subsequent distribution channels. Therefore, the underperformance of a feature film, especially an “event” film, upon its public release can result in lower than expected revenues for the Company from the license of the film to broadcast and cable networks. If a new “event” film fails to achieve commercial success upon release, it may limit the Company’s ability to create new content. The failure to develop successful new content could have an adverse effect on the Company’s results of operations.

Consumer purchasing habits are not consistent throughout the year.

Sales of music and licensed goods concepts are seasonal, with a high percentage of retail sales occurring during the third and fourth quarters of the calendar year. As a result of the seasonal nature of our industry, we would be significantly and adversely affected by unforeseen events that negatively impact the retail environment or consumer buying patterns, particularly if such events were to impact the key-selling season.

Some initiatives to respond to and address the changes to the U.S. entertainment industry and consumer viewing and listening patterns may be outside the Company’s control.

While the Company supports the development of better consumer interfaces, the development and implementation of these interfaces are often outside the Company’s control. In addition, the Company may not be able to introduce new business models and products to enhance the value of its content without the cooperation of affiliates or other partners.

Advances in technology may have a material adverse effect on our revenues.

Advances in technology may affect the manner in which entertainment content is distributed to consumers. These changes, which might affect the entertainment industry as a whole, include the proliferation of digital music players, cloud-based services that allow consumers to download and store single songs, and pay-per-view movie services. These developments have created new outlets for consumers to purchase entertainment content. These new outlets may affect the quantity of entertainment products available for purchase and may reduce the amount that consumers are willing to pay for particular products. As a result, there could be a negative impact on our ability to sell DVDs and CDs. Any failure to adapt our business model to these changes could have a material adverse effect on our revenues.

Our success will depend on external factors in the music and film industries.

Operating in the music and film industries involves a substantial degree of risk. Each planned girl group and boy band music project or film production is an individual artistic work, and unpredictable audience reactions determine commercial success. The commercial success of a music or film project also depends on:

•	the quality and acceptance of other competing records or films released into the marketplace at or near the same time;
•	critical reviews;
•	the availability of alternative forms of entertainment and leisure activities;
•	general economic conditions; and
•	various other tangible and intangible factors.

Each of these factors is subject to change and cannot be predicted with certainty. There can be no assurance that our planned music and film projects will receive favorable ratings or reviews or that consumers will purchase our entertainment products and services.

The Company’s results of operations may be adversely affected if the Company’s efforts to increase sales of its video content and make digital ownership of content more compelling to consumers are not successful.

Several factors have contributed to an industry-wide decline in sales of home entertainment products in physical formats in recent years, including consumers shifting to on demand video subscriptions and electronic purchases and rentals; consumers electing to rent films using discount rental kiosks; changing retailer strategies and initiatives (e.g., reduction in floor space devoted to home entertainment products in physical formats); retail store closures; weak economic conditions; increasing competition for consumer discretionary time and spending; and piracy. The Company’s efforts to offset the decline in sales of home entertainment products in physical formats and to make digital ownership of content more attractive to consumers may not be successful or may take several more years to become successful.

The Company may be adversely affected if distributors fail to adequately promote our creative projects.

Decisions regarding the timing of release and promotional support of our girl group and boy band music, music video, motion picture, television, and related licensing products are important in determining the success of the Company. As with most production companies, we do not control the manner in which our distributing partners distribute our content to final consumers. Although our distributors will have a financial interest in the success of our girl group and boy band projects, and decision by our distributors to not promote our products, or to promote a competitor’s products, could have a material adverse effect on our business and financial condition.

If the Company fails to compete successfully against alternative sources of entertainment, there may be an adverse effect on the Company’s results of operations.

The Company competes with all other sources of entertainment, including television, premium pay television services, on demand video subscriptions, feature films, the Internet, home entertainment products, videogames, social networking, print media, pirated content, live sports and other events, for consumers’ leisure and entertainment time and discretionary spending. The increased number of media and entertainment choices available to consumers has made it much more difficult to attract and obtain their attention and time. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors.

The Company must protect its intellectual property.

We will rely on copyright, trademark, and other proprietary rights law to protect the intellectual property of our girl group and boy band projects. Our business is subject to the risk of third parties infringing on these intellectual property rights. We may need to pursue litigation to protect our intellectual property and that of our authorized licensors, which could result in substantial costs and divert resources.

Threats of piracy of the Company’s content, products, and other intellectual property may further decrease the revenues received from the legitimate sale, licensing, and distribution of its content and adversely affect its business and profitability.

Though the Company has never been victim of copyright piracy, it may be negatively affected this practice, and any piracy of the Company’s content, products and other intellectual property could reduce the revenues the Company earns from the legitimate sale, licensing and distribution of its content, products and other intellectual property. The risks relating to piracy have increased in recent years due to technological developments that have made it easier to create, distribute and store high-quality unauthorized copies of content, such as the proliferation of cloud-based storage and streaming services, increased broadband Internet speeds and penetration rates, and increased availability and speed of mobile data transmission. Piracy is particularly prevalent in countries that lack effective copyright and technical legal protections or enforcement measures, and illegitimate operators based in those parts of the world can attract viewers from anywhere in the world. Once our projects are produced for mass distribution, the Company will devote the necessary resources to protect its content, products and intellectual property, but these efforts to enforce rights and combat piracy may not be successful.

The Company may be subject to claims that it infringed intellectual property rights of others, which could require the Company to change its business practices.

Successful claims that the Company infringes on the intellectual property rights of others could require the Company to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability, be prohibited preliminarily or permanently from further use of the intellectual property in question or require the Company to change its business practices to stop the infringing use, which could limit its ability to compete effectively. Even if the Company believes a claim of intellectual property infringement is without merit, defending against the claim can be time-consuming and costly and divert management’s attention and resources away from its businesses.

We may be negatively affected by adverse general economic conditions.

Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

The Company’s businesses are subject to labor interruption.

The Company and some of its suppliers and business partners retain the services of writers, directors, actors, technicians, trade employees and others involved in the development and production of its television, feature film, and music content, who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Such actions or the possibility of such actions could result in delays in the production of the Company’s television programming and feature films. The Company could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of these agreements. Depending on their duration, such union or labor disputes could have an adverse effect on the Company’s results of operations.

Our success depends largely on our management.

We are dependent on the continued employment of Brian Lukow, our President and CEO. Although we believe that we would be able to locate a suitable replacement, if we lose the services of Mr. Lukow, we cannot assure you that we would be able to do so. Additionally, our future operating results will substantially depend on our ability to attract and retain highly qualified management, financial, technical, creative, and administrative personnel. Competition for such people is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

We need to obtain additional financing in order to continue our operations.

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing programs. The entertainment industry is rapidly evolving and our inability to take advantage of opportunities because of capital constraints may have a material adverse effect on our current business and future prospects.

RISKS RELATED TO OUR SECURITIES

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Pink and other similarly-tiered quotation boards have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Exchange Act, which imposes additional sales practice requirements on brokers-dealers who sell our securities. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Sales of our currently issued and outstanding stock and conversions of notes into issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A majority of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that one year following a company filing Form 10 information with the SEC to that effect, a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We may finance our operations and develop strategic relationships by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event, may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

Our preferred stock could be issued to inhibit potential investors or delay or prevent a change of control that may favor you.

Some of the provisions of our certificate of incorporation, our bylaws and Utah law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors has issued preferred stock with preferential voting rights to our CEO, Brian Lukow.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transaction in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2: PROPERTIES

The Company currently maintains a corporate office at 236 Sarles Street, Mt. Kisco, New York 10549. The Company leases this property from its President, Brian Lukow, for $1,000 a month, which includes telephone, Internet, and electricity utilities. The Company’s subsidiary also leases this space from the Company’s President, under the same terms. The Company feels this space is sufficient until the Company commences full operations.

ITEM 3: LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was first quoted on an over-the-counter market on September 9, 2009 and is currently traded as an OTCQB company, trading under the symbol “AFOM.” We have 700,000,000 shares of common stock authorized.

Holders

As of January 16, 2018, there were 26,482,027 shares of our common stock issued and outstanding, held by 70 stockholders of record. There are 51 shares of Series A preferred stock outstanding held by one shareholder of record.

Dividends

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuance of Shares

In July 2017, the Company issued 51 shares of the Company’s Series A Preferred Stock to the CEO of the Company for services provided. The Company valued the Series Preferred Stock at par value. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On August 3, 2017, the Company issued 1,057,755 shares of common stock to a consultant under a Registration Statement on Form S-8 pursuant to a six-month consulting agreement dated on March 29, 2016.

On August 4, 2017, the Company issued 516,501 shares of common stock to Apollo Capital Corp. upon the reset of a prior conversion in the amount of $5,000 in principal and $5,000 in interest pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

Between September 8, 2017 and September 22, 2017, the Company issued 1,261,539 shares of common stock to Apollo Capital Corp. upon the conversion of $7,600 in principal and $600 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On September 29, 2017, the Company issued 892,722 shares of common stock to Apollo Capital Corp. upon the conversion of $5,203 in principal and $600 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On November 29, 2017, the Company issued 846,667 shares of common stock to Apollo Capital Corp. upon the conversion of $17,690 in principal, $3,300 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On December 4, 2017, the Company issued 400,000 shares of the Company’s common stock to CorporateAds.com, a service provider as payment for investor relations services rendered. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Issuance of Promissory Notes

On June 29, 2017, the Company issued 10% Convertible Promissory Note with JS Investments Inc. for principal borrowings of up to $60,000. The 10% convertible promissory note and all accrued interest is due on March 29, 2018. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which means the lower of: i) 50% discount to the lowest trading price during the previous 20 days trading days to the date of conversion notice or ii) a 50% discount to the lowest trading price during the previous 20 trading days before the date that this note was executed. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note.

On July 18, 2017, the Company issued a 12% Convertible Promissory Note with Auctus Fund, LLC for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest is due on April 18, 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note.

On August 18, 2017, the Company issued an 8% Convertible Promissory Note with GS Capital Partners, LLC for principal borrowings of up to $110,000. The 8% convertible promissory note and all accrued interest is due on August 18, 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the volume weighted average price of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note.

On September 20, 2017, the Company issued a 12% Convertible Promissory Note with Power Up Lending Group, Ltd. for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on June 30, 2018. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On September 25, 2017, the Company issued a 12% Convertible Promissory Note with Auctus Fund, LLC for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest is due on June 25, 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

All For One Media Corp. is in the business of exploiting the lucrative tween demographic across a multitude of entertainment platforms. The Company’s primary business objective is to embark on creating, launching and marketing original pop music groups, commonly referred to as “boy bands” and “girl groups,” by utilizing both traditional and social media models. All For One Media owns over fifty completed professionally produced master recordings, as well as a full-length motion picture called “Crazy For The Boys,” currently in post-production, which is a musical comedy that also serves as the backstory to the Company’s plan to launch a new girl group.

The Company expects to generate revenues from sales, downloads and streaming of original recorded music, videos, motion pictures, music publishing, live performances, licensed merchandise and corporate sponsorships.

The Company is currently developing a new girl group (hereinafter the “Girl Group”) called Drama Drama consisting of five teenage girls. Each group member portrays a different fictional character. Each character represents a distinct cross-section of popular teen personas. They are the “hip-hop girl,” the “punk rocker,” the “biker babe,” the “hippie chick,” and “preppie cheerleader.” Each character will be highly stylized to represent a distinct fashion statement. An overriding theme to the group is the celebration of individuality. The underlying social message is anti-clique. The girl group will be marketed to children primarily between the ages of seven and fourteen. This target demo is often referred to as the “tween market.” Management is committed to recruiting girls of the highest triple threat caliber. “Triple threat” refers to a performer’s ability to excel at singing, dancing, and acting.

The production process for both the film and soundtrack started with a series of auditions held in New York City, New York and Los Angeles, California to find the key performers, in October 2016. We enlisted reputable personnel to assist in this process, including highly regarded youth casting directors, choreographers, a vocal coach, an audition pianist, and a representative from our social media agency.

The Company believes Crazy for the Boys is the first movie in history to launch an original pop group, Thus, the movie which includes fourteen original songs and professional choreography will not only resonate with its tween target demographic but also serve as a unique marketing strategy to launch the girl group Drama Drama and the five distinct characters introduced in the movie.

Crazy for the Boys began Pre-Production in April 2017 in Los Angeles California. During the period between April 10th, 2017 and May 26th, 2017 the five main characters in the movie worked on vocal harmonies, choreography, and workshopping the screenplay. In addition, the five lead cast members recorded their vocals on the fourteen songs the make up the Soundtrack for Crazy For the Boys. In June of 2016, Pre-Production of the film continued in Savannah Georgia. Principal Photography commenced on July 5th in Savannah, Georgia and was completed on July 30th. The film is currently in Post Production in Los Angeles California and is scheduled to be finalized in March 2018.

The Company plans to retain control of all future original master recordings by the Girl Group. The Company believes that ownership of the masters will allow for both the maximum financial return and greatest leverage.

The Company is likewise developing a cast and projects for a boy band (hereinafter the “Boy Band,” though the exact name has yet to be determined) that will be comprised of five teenage boys. The cast members of the Boy Band will be paid a guaranteed salary. The Boy Band members will be contractually obligated to make the Boy Band their full-time professional commitment. Management believes the boys cast for the group will be of the highest triple threat caliber. When the Company is ready to produce Boy Band projects, it expects the costs and scheduling of such to be similar to those incurred for the production of the Girl Group and Crazy for the Boys.

In addition, during 2016, the Company acquired all of the rights to the Master Recordings by former Billboard Number One Selling Gold Certified artists, Dream Street, Dream Street was one of the most popular Boy Bans of the last decade. All for One Media’s CEO and President, Brian Lukow was a co-creator of Dream Street. The group’s songs are currently being distributed through all major digital platforms including, Spotify, I Tunes, and Pandora.

The Company has retained the services of World Media Group Inc. in New York to digitize over One Thousand ours of Dream Street video footage including extensive rare material that has never been seen before including the initial auditions, rehearsals, live performances as well as capturing captivating behind the scenes moments.

Upon the completion of the Digitizing of the Video, the Company will begin Production on a Dream Street Documentary. The Company expects to complete this project during the Fiscal Year 2018.

In addition, the Company plans to cast a new Boy Band in the coming months. The process will begin with a series of auditions held throughout the country with our talented Creative Team of Casting Directors, Choreographers, Vocal Coaches, Producers, and Videographers. The Company believes several Macro Factors have created a favorable landscape for growth including the maturity of Social Media makes it easier to reach Tweens Worldwide. The enormous growth in Streaming Video and Music Outlets including Netflix, Hulu, Amazon, Spotify and I Tunes has created a significantly increased demand for quality content.

Target Market

The Girl Group and the Boy Band will be focused on exploiting what is now commonly referred to as the “tween” market, consisting of children between the ages of seven to fourteen years old. This demographic represents a significant opportunity for companies who are successful in penetrating it. Currently, there are an estimated thirty-five million tweens in the United States alone. Over the last decade, the tween population has grown at twice the rate of the overall U.S. population. It is estimated that aggregate spending by U.S. tweens was over $41 billion in 2015. Additionally, tweens influence a staggering $270 billion of their parents’ spending. The biggest segments of tween spending are clothes, music, toys and hobbies, video games, and entertainment.

Results of Operations

For the years ended September 30, 2017 and 2016

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the years ended September 30, 2017 and 2016, we did not generate any revenue.

Operating Expenses

Total operating expenses for the year ended September 30, 2017 as compared to the year ended September 30, 2016, were approximately $968,000 and $2,175,000, respectively. The $1,207,000 decrease in operating expenses for the year ended September 30, 2017 is comprised of a decrease of approximately $540,000 in compensation expenses and $911,000 in consulting expense as a result of a decrease in stock based compensation to our CEO and stock based consulting fees to our directors and consultants offset by an increase of $244,000 in general and administrative expenses primarily due to public company expenses, rent, marketing and travel related expenses as a result of an increase in operations of the Company.

Other Expenses

Total other expense, net, for the year ended September 30, 2017 and 2016 were approximately $3,986,000 and $108,000, respectively, an increase of $3,878,000. The increase in other expense is the primary result of the recognition of derivative expense of approximately $1,774,000, loss resulting from the increase in fair value of derivative liabilities of approximately $1,364,000 and an increase in interest expense of $748,000 in connection with the issuance of convertible notes and amortization of debt discounts and $100,000 of other expense from loan guarantee.

Net loss

We reported a net loss attributable to All For One Media Corp. of approximately $4,890,000 for the year ended September 30, 2017, as compared to $2,283,000 for the year ended September 30, 2016.

Working Capital

	September 30, 2017	September 30, 2016
Current assets	$288,890	$68,703
Current liabilities	6,438,055	271,860
Working capital deficit	$6,149,165	$203,157

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit of approximately $7.47 million. In addition, there is a working capital deficiency of approximately $6,149,000 and a stockholder’s deficiency of $3,451,000 as of September 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Years ended September 30,
	2017	2016
Net Cash Used in Operating Activities	$(3,453,303)	$(218,830)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	3,518,765	263,051
Net Increase in Cash	$65,462	$44,221

Net cash used in operating activities was approximately $3,453,000 for the year ended September 30, 2017 as compared to approximately $219,000 for the year ended September 30, 2016. During the year ended September 30, 2017 cash was used as follows:

•	net loss was approximately $4,953,932, and
•	an increase in our prepaid expenses and other current assets of approximately $159,000,
•	an increase in our film cost of approximately $2,830,000, partially offset by
•	an increase in our total accounts payable and accrued liabilities of approximately $220,000,
•	an increase in total accrued interest of approximately $59,000, and
•

non-cash operating expense of amortization of approximately $527,000, non-cash interest of $129,000, non-cash other expense of $100,000 stock-based compensation of approximately $317,000, derivative expense of $1,774,000 and change in fair value of derivate liabilities of $1,364,000.

Net cash used in operating activities was approximately $219,000 for the year ended September 30, 2016 as follows:

•	net loss was approximately $2,283,000, and
•	an increase in our prepaid expenses of approximately $20,000, and
•	a decrease in our total accounts payable and accrued expenses of approximately $6,500, partially offset by
•	a decrease in total accrued interest of approximately $12,000, and
•

non-cash operating expense of amortization of approximately $19,000, stock based compensation of approximately $1,984,000, derivative expense of $205,000 and offset by change in fair value of derivative liabilities of $119,000.

Net cash provided by financing activities for the year ended September 30, 2017 was approximately $3,518,000 as compared to approximately $263,000 for the year ended September 30, 2016. During the year ended September 30, 2017, we received proceeds of approximately $2,487,000 from the issuance of convertible notes and loans, $300,000 from a profit share arrangement,and $800,000 from the sale of membership interest in our subsidiary offset by repayments of $68,000 on our convertible notes. During the year ended September 30, 2016, we received proceeds of approximately $135,000 from the issuance of convertible notes, $205,000 from the issuance of our common stock and $2,700 from advance from related party offset by repayments on convertible notes of $80,300.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for fiscal 2018. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

If we are unable to raise the funds required to fund our operations, we will seek alternative financing through other means, such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

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

Film Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment – Films. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Production overhead includes the costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses and marketing, selling and distribution costs. Capitalization of interest costs should generally commence when a film is set for production and end when a film is substantially complete and ready for distribution. Generally, the interest eligible for capitalization includes stated interest, imputed interest, and interest related to debt instruments as well as amortization of discounts and other debt issue costs.

Pursuant to ASC 926-20-35, the Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film. These costs for an individual film are amortized and participation costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of such film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture.

Parties involved in the production of a film may be compensated in part by contingent payments based on the financial results of a film pursuant to contractual formulas (participations) and by contingent amounts due under provisions of collective bargaining agreements (residuals). Such parties are collectively referred to as participants, and such costs are collectively referred to as participation costs. Participations may be given to creative talent, such as actors or writers, or to entities from whom distribution rights are licensed. Participation costs are typically recognized evenly as the ultimate revenues are earned.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 for the year ended September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

SEPTEMBER 30, 2017 AND 2016

ALL FOR ONE MEDIA CORP.

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

All for One Media Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of All for One Media Corp. and its subsidiaries (collectively, the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All for One Media Corp. and its subsidiaries as of September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 15, 2018

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$109,785	$44,323
Prepaid expenses and other current assets	179,105	24,380
Total current assets	288,890	68,703
Other assets:
Film production costs	2,931,849	-

TOTAL ASSETS	$3,220,739	$68,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$256,273	$36,599
Accrued interest	30,380	352
Convertible notes payable, net of debt discounts - current	183,915	10,834
Loans payable, net of debt discount	1,740,258	-
Due to related parties	2,701	2,701
Derivative liabilities	4,224,528	221,374
Total current liabilities	6,438,055	271,860

Long-term liabilities:
Convertible notes payable including accrued interest, net of debt discounts - long term	233,710	10,299
Total liabilities	6,671,765	282,159

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares
Series A Preferred stock ($0.001 Par Value; 51 Share Authorized;
51 and 0 shares issued and outstanding
at September 30, 2017 and 2016, respectively)	-	-
Common stock, $0.001, 700,000,000 shares authorized:
25,235,361 shares and 16,509,852 shares issued and ouststanding
as of September 30, 2017 and 2016, respectively	25,236	16,510
Additional paid-in capital	3,813,095	2,350,889
Accumulated deficit	(7,470,559)	(2,580,855)
Total All For One Media Corp. Stockholders' deficit	(3,632,228)	(213,456)

Non-controlling interest in subsidiary	181,202	-

Total Stockholders' deficit	(3,451,026)	(213,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,220,739	$68,703

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2017	2016

Operating expenses:
Compensation expense	$174,040	$713,701
Professional and consulting expense	488,704	1,400,701
General and administrative expense	305,459	60,704
Total operating expense	968,203	2,175,106
Loss from operations	(968,203)	(2,175,106)

Other income (expense)
Derivative expense	(1,773,794)	(204,947)
Change in fair value of derivative liabilities	(1,363,996)	118,573
Interest income	5	-
Other expense from loan guarantee	(100,000)	-
Interest expense	(747,944)	(21,796)
Total other income (expense)	(3,985,729)	(108,170)

Loss before provision for income taxes	(4,953,932)	(2,283,276)

Provision for income taxes	-	-
Net loss	(4,953,932)	(2,283,276)

Loss attributable to non-controlling interest	64,228	-

Net loss attributable to All For One Media Corp.	$(4,889,704)	$(2,283,276)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	19,465,939	10,367,847

NET LOSS PER COMMON SHARE OUTSTANDING - Basic and Diluted	$(0.25)	$(0.22)

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2015	-	$-	998,500	$999	$171,893	$(297,579)	$-	$(124,687)

Issuance of common stock for cash	-	-	580,000	580	138,495	-	-	139,075

Issuance of common stock for cash and services	-	-	6,288,500	6,289	1,320,637	-	-	1,326,926

Issuance of common stock in connection with asset exchange agreement	-	-	5,201,500	5,201	(5,201)	-	-	-

Issuance of common stock for prepaid services	-	-	12,000	12	4,368	-	-	4,380

Issuance of common stock for services	-	-	3,429,352	3,429	720,697	-	-	724,126

Net loss for the year ended September 30, 2016	-	-	-	-	-	(2,283,276)	-	(2,283,276)

Balance, September 30, 2016	-	-	16,509,852	16,510	2,350,889	(2,580,855)	-	(213,456)

Issuance of preferred stock for services	51	-	-	-	84,580	-	-	84,580

Issuance of common stock for services	-	-	2,550,000	2,550	225,391	-	-	227,941

Sale of membership interest in subsidiary	-	-	-	-	581,840	-	218,160	800,000

Issuance of membership interest in subsidiary in connection with loan guarantee	-	-	-	-	72,730	-	27,270	100,000

Issuance of common stock in connection with conversion of note payable	-	-	6,175,509	6,176	111,150	-	-	117,326

Reclassification of derivative liabilties to equity	-	-	-	-	386,515	-	-	386,515

Net loss for the year ended September 30, 2017	-	-	-	-	-	(4,889,704)	(64,228)	(4,953,932)

Balance, September 30, 2017	51	$-	25,235,361	$25,236	$3,813,095	$(7,470,559)	$181,202	$(3,451,026)

See accompanying notes to consolidated financial statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,953,932)	$(2,283,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	526,854	19,250
Stock-based compensation	316,902	1,984,427
Derivative expense	1,773,794	204,947
Change in fair value of derivative liabilities	1,363,996	(118,573)
Non-cash interest expense	128,745	-
Non-cash other expense from loan guarantee	100,000	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(159,105)	(20,000)
Film production costs	(2,829,647)	-
Accounts payable and accrued liabilities	219,674	18,794
Accounts payable and accrued liabilities - related parties	-	(12,273)
Accrued interest	59,416	1,744
Accrued interest - related party	-	(13,870)
NET CASH USED IN OPERATING ACTIVITIES	(3,453,303)	(218,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	2,701
Proceeds from loans payable, net of issuance cost	1,228,265	-
Proceeds received in connection with a profit share arrangement	300,000	-
Payments on convertible notes	(68,000)	(80,350)
Proceeds from convertible notes payable, net of issuance cost	1,258,500	135,000
Proceeds from sale of membership interest in subsidiary	800,000	-
Proceeds from sale of common stock, net of issuance costs	-	205,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,518,765	263,051

NET CHANGE IN CASH AND CASH EQUIVALENTS	65,462	44,221

CASH AND CASH EQUIVALENTS - beginning of year	44,323	102

CASH AND CASH EQUIVALENTS - end of year	$109,785	$44,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$32,881	$14,672
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with asset exchange agreement	$-	$5,201
Issuance of common stock for accrued salaries	$-	$7,500
Issuance of common stock for prepaid services	$-	$4,380
Discount on derivative liabilities	$1,251,879	$135,000
Reclassification of derivative liabilities to equity upon conversion	$386,515	$-
Issuance of common stock in connection with conversion of note payable	$117,326	$-
Capitalized interest related to production included in film cost	$102,202	$-
Expenses directly paid on behalf of the Company	$64,465	$-

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

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

On December 15, 2015, the Company organized a wholly owned subsidiaries in the state of Florida, Tween Entertainment Brands, Inc. (“Tween Entertainment”). To date, Tween Entertainment has minimal operating activities and the Company plans to discontinue this subsidiaries.

On December 7, 2016, the Company organized a subsidiaries in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2017, the Company owns approximately 73% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2017, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and is now in post-production phase.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net loss of subsidiaries applicable to non-controlling interests.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at September 30, 2017. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2017, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $179,105 and $24,380 at September 30, 2017 and September 30, 2016, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $165,438 and $0 at September 30, 2017 and September 30, 2016, respectively. The deposits are related to deposit payments with various unions as security for the payments of all performers and background actors and any unused excess deposits shall be returned following the completion of the Movie which the Company estimates to complete within a year.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to asset valuations and the fair value of common stock and preferred stock issued, valuation of debt discount, the valuation of derivative liabilities and the valuation of stock-based compensation.

Film Production Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment – Films. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Production overhead includes the costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses and marketing, selling and distribution costs. Capitalization of interest costs should generally commence when a film is set for production and end when a film is substantially complete and ready for distribution. Generally, the interest eligible for capitalization includes stated interest, imputed interest, and interest related to debt instruments as well as amortization of discounts and other debt issue costs.

Pursuant to ASC 926-20-35, the Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film. These costs for an individual film are amortized and participation costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of such film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture.

Parties involved in the production of a film may be compensated in part by contingent payments based on the financial results of a film pursuant to contractual formulas (participations) and by contingent amounts due under provisions of collective bargaining agreements (residuals). Such parties are collectively referred to as participants, and such costs are collectively referred to as participation costs. Participations may be given to creative talent, such as actors or writers, or to entities from whom distribution rights are licensed. Participation costs are typically recognized evenly as the ultimate revenues are earned.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2017 and September 30, 2016 the carrying value of the film costs was $2,931,849 and $0, respectively, which included capitalized interest of $102,202 during the year ended September 30, 2017. The Company did not record any impairment losses during the years ended September 30, 2017 and 2016.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2017 and 2016.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2017:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$4,224,528	$-	$-	$4,224,528

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At September 30, 2017 and September 30, 2016, the Company has 133,580,149 and 656,338 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2016, 2015, and 2014 tax years may still be subject to federal and state tax examination.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted to approximately 27% non-controlling interest. As of September 30, 2017, the Company recorded a non-controlling interest balance of $181,202 in connection with the majority-owned subsidiary, CFTB Movie as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $64,228 during the year ended September 30, 2017 as reflected in the accompanying consolidated statements of operations.

One class of Membership Interests in CFTB Movie were offered for sale through a Private Placement Memorandum with a Minimum offering of $400,000 of LLC Class A Units and Maximum Offering of $2.5 Million of LLC Class A Units at $100,000 per unit. A Maximum of Twenty-Five (25) Class A Units were offered for sale. These Class A Units have a price of $100,000 per Unit. The units were sold at minimum of ½ for $50,000 for each ½ Class A unit (see Note 7).

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 for the year ended September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $4,889,704 and $3,453,303 respectively, for the year ended September 30, 2017. Additionally the Company had an accumulated deficit of $7,470,559 and working capital deficit of $6,149,165 at September 30, 2017. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Uncertainty regarding these matters raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2017	September 30, 2016
Accounts payable	$97,522	$8,147
Accrued salaries	5,051	15,752
Accrued production related expenses	145,000	-
Accrued rent	2,000	2,700
Accrued professional fees	6,700	10,000
Total	$256,273	$36,599

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2017	September 30, 2016

Convertible notes payable – unrelated party, net of debt discount of $990,774 and $125,750, respectively	$380,516	$21,113
Less: non-current maturities, net of debt discount of $480,899 and $81,584, respectively	(196,601)	(10,299)
Convertible notes payable, current maturities	$183,915	$10,834

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

Convertible note payable – current

At September 30, 2017 and September 30, 2016, current portion of convertible notes payable – unrelated party consisted of the following:

	September 30, 2017	September 30, 2016
Principal amount	$693,790	$65,000
Less: unamortized debt discount	(509,875)	(54,166)
Convertible notes payable, net – current	$183,915	$10,834

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest were due on August 25, 2017. For the year ended September 30, 2017, the Company received additional proceeds of $20,000 which totals to $85,000 as of September 30, 2017. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 150% to 200% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. This note is in default. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes. In September 2017, in connection with the conversion $12,803 principal amount and fees of $1,200, the Company issued an aggregate of 2,154,261 shares of common stock to the noteholder. As of September 30, 2017, the principal balance of this note is $60,790 after the conversions.

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest were due in November 2017 and December 2017. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the notes were paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the notes. The Company paid original issuance cost of $6,000 in connection with these notes payable which was amortized over the term of the note. Between August 2017 and September 2017, the Company paid off the principal notes of $68,000, accrued interest of $4,058 and additional prepayment interest of $28,823. As of September 30, 2017, the principal balance of these notes was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

In June 2017, the Company issued 8% Convertible Promissory Note for principal borrowings of up to $165,000. The 8% convertible promissory note and all accrued interest are due in June 2018. The note is unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 62% of the volume weighted average price of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $30,000 in connection with this note payable which is being amortized over the term of the note.

In July 2017, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $60,000. The 10% convertible promissory notes and all accrued interest are due in March 2018. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which means the lower of: i) 50% discount to the lowest trading price during the previous 20 days trading days to the date of conversion notice or ii) a 50% discount to the lowest trading price during the previous 20 trading days before the date that this note was executed. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note.

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest are due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note.

In August 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest are due in August 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the volume weighted average price of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $78,000. The 12% convertible promissory notes and all accrued interest are due in June 2018. The notes are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The 12% convertible promissory notes and all accrued interest are due in June 2018. The notes are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the lowest closing price during the last 20 trading days prior to the date of hte note or (2) 50% of the lowest closing price during the last 20 trading days preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note.

Accrued interest related to all unrelated party convertible note - current amounted to $13,826 and $352 at September 30, 2017 and 2016 respectively, which was included in accrued interest on the accompanying interim consolidated balance sheets.

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Black-Scholes option-pricing model to value the derivative liabilities and such value under the Black-scholes option-pricing model were not materially different using the Simple Binomial Lattice Model.

Long-term convertible note payable

At September 30, 2017 and September 30, 2016, long-term convertible notes payable consisted of the following:

	September 30, 2017	September 30, 2016
Principal amount	$677,500	$80,000
Accrued interest	37,109	1,883
Less: unamortized debt discount	(480,899)	(71,584)
Convertible notes payable, net – long-term	$233,710	$10,299

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000 on June 21, 2016. The 10% convertible promissory note and all accrued interest are due on June 21, 2018. During fiscal year 2016, the Company received proceeds for a total of $80,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of September 30, 2017, the principal balance of this note is $0 after the conversions.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest are due on October 25, 2018. As of September 30, 2017, the Company received proceeds for a total of $95,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which will be amortized over the term of the note.

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest are due on December 27, 2018. As of September 30, 2017, the Company received proceeds for a total of $200,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

On April 5, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $165,000. The 10% convertible promissory note and all accrued interest are due on April 5, 2019. As of September 30, 2017, the Company received proceeds for a total of $150,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $15,000 in connection with this note payable which will be amortized over the term of the note.

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. As of September 30, 2017, the Company received proceeds for a total of $100,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $10,000 in connection with this note payable which will be amortized over the term of the note.

On May 2 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. As of September 30, 2017, the Company received proceeds for a total of $87,500. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $9,000 in connection with this note payable which will be amortized over the term of the note.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above include a down-round provision under which the conversion prices could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. Additionally, the conversion prices of the notes contain variable rates resulting in an indeterminate number of shares to be issued upon settlement. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Black-Scholes option-pricing model to value the derivative liabilities and such value under the Black-Scholes option-pricing model were not materially different using the Simple Binomial Lattice Model.

Amortization of debt discount on convertible notes and derivative liabilities

These current and long-term notes were discounted in the total amount of $1,386,879 based on the valuations. The total $1,251,879 debt discount from the valuation of the derivatives and the total of $135,000 original issuance cost and related loan fees are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the year ended September 30, 2017 and 2016, loss due to derivative liabilities was $1,773,794 and $204,947, respectively. The gain (loss) resulting from the change in fair value of these convertible instruments was ($1,363,996) and $118,573, for the year ended September 30, 2017 and 2016, respectively. The Company had recorded derivative liabilities of $4,224,528 and $221,374 at September 30, 2017 and 2016, respectively.

During the year ended September 30, 2017, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.25 to 2.00 years
Volatility	184% to 191%
Risk-free interest rate	0.44% to 1.47%

During the year ended September 30, 2016, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.41 to 0.49 year
Volatility	194% to 197%
Risk-free interest rate	0.45% to 0.51%

For the year ended September 30, 2017 and 2016, amortization of debt discounts related to these convertible notes – current and long-term amounted to $526,854 and $19,250, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. Accrued interest related to long-term convertible note amounted to $37,109 and $1,883 at September 30, 2017 and 2016, respectively.

NOTE 6 – LOANS PAYABLE

	September 30, 2017	September 30, 2016
Loan principal amount	$1,328,265	$-
Liability to be paid through profit share	300,000	-
Profit interest payable	126,345	-
Less: unamortized debt discount	(14,352)	-
Loans payable, net	$1,740,258	$-

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 6 – LOANS PAYABLE (continued)

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest is due on August 15, 2017. The Company received proceeds of $350,000 and paid original issuance cost and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. This loan was used for the production of the Movie. The Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. For the year ended September 30, 2017, amortization of debt discounts related to this 12% secured loan amounted to $50,000 which has been included in film production cost as capitalized interest on the accompanying consolidated statements of operations. Accrued interest related to this loan amounted to $14,488 at September 30, 2017 and has been included in film production cost as capitalized interest.

In July 2017, the Company entered into an Agreement (the “Agreement”), to extend the maturity date to December 1, 2017 from August 15, 2017 and to release the guarantee as discussed below. Beginning on December 1, 2017, and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000.

In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 fee, ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement. The $25,000 fee for such extension shall be amortized up to the extended maturity date of December 1, 2017 and is being amortized to film production cost as capitalized interest. For the year ended September 30, 2017, amortization of the $25,000 debt issuance cost related to this loan amounted to $10,648.

The Company accounted for the 6% profit consideration for the above agreement in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the loan holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $537,614 which is being accounted as interest expense over a 5 year estimated life of the Movie based on expected future revenue streams. For the year ended September 30, 2017, interest expense related to this loan amounted to $28,078 which has been included in interest expense and a corresponding increase in loans payable. As of September 30, 2017, loan payable net of unamortized debt discount amounted $438,726.

Additionally, on December 12, 2017, the Company paid $25,000 towards the principal of this 12% loan.

Additionally, in connection with the $400,000 loan above, the Company’s majority owned subsidiary, CFTB Movie entered into a Guarantee Agreement whereby the Company agreed to transfer its 1 Class B unit of membership interest in CFTB Movie as consideration for the guarantee of loan to a guarantor. The Company valued the transferred 1 Class B unit at the fair value of $100,000 based on the sale of Class A units in the recent private placement on the date of grant and deemed as other expense from loan guarantee (see Note 8). Furthermore, in connection with the guarantee agreement above, the guarantor would have received an additional 1 Class B unit of membership interest in CFTB Movie if the guarantee was called or exercise by the lender thereby the guarantor would have to pay back the lender the $400,000 and such loan would have been transferred to the guarantor. If the loan was transferred, the guarantor would have been paid $10,000 per week starting from September 1, 2017 towards any balance due until paid in full including 8% interest. The Company’s CEO had pledged his own stock as a collateral upon exercise of the guarantee. As of September 30, 2017, the lender did not exercise or call such guarantee and such guarantee was released in July 2017.

Additionally, in July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from issuance of loans for a total of $98,465 from the same lender above. Such loan bears 12% interest per annum and are considered due on demand as there was no set maturity.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 6 – LOANS PAYABLE (continued)

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party. Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bears no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from this loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of $500,000, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $525,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. As of September 30, 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan. The Company accounts for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor.

Consequently, the initial proceeds of $300,000 is accounted for as liability or debt to be paid through the profit share arrangement. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $2,173,808 which is being accounted as interest expense over the 5 year estimated life of the Movie based on expected future revenue streams. For the year ended September 30, 2017, interest expense related to this loan amounted to $98,267 which has been included in interest expense and a corresponding increase in loans payable. As of September 30, 2017, loan payable to such lender net of unamortized debt discount amounted $873,267.

Between June 2017 and July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from loans for a total of $284,800 from an unrelated party. Such loans bear no interest and are due on demand. In November 2017, the Company entered into a Release and Indemnification Agreement, whereby both parties settle, fully release and discharges any present, future or potential claims, causes of all actions, debts, sums of money, accounts, covenants, contracts, controversies, agreements, promises, trespasses, damages, judgments, and demands that either parties may have against each other.

In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from issuance of notes for a total of $20,000 from an unrelated party. Such loans bear no interest and were due 2 weeks after the date of loan. In November 2017, the Company entered into a Release and Indemnification Agreement, whereby both parties settle, fully release and discharges any present, future or potential claims, causes of all actions, debts, sums of money, accounts, covenants, contracts, controversies, agreements, promises, trespasses, damages, judgments, and demands that either parties may have against each other.

In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from issuance of notes for a total of $25,000 from an unrelated party. Such loans bear no interest and were due 2 weeks after the date of loan. The Organizer of CFTB GA is the manager of this lender. In November 2017, such loan was repaid for $25,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 7 – RELATED PARTY TRANSACTIONS

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent $12,000 and $6,700 during the year ended September 30, 2017 and September 30, 2016 respectively.

On January 5, 2016, the Company entered into a 2 month consulting agreement with a consultant company to provide business advisory services. Pursuant to the consulting agreement, the Company paid a total of $5,000 during the term of the agreement. One of the members of CFTB is an affiliate of this consulting company.

During April 2016, the CEO and a director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes. This loan is non-interest bearing and is due on demand.

On April 5, 2016, the Company sold 40,000 shares of the Company’s common stock to a director of the Company for gross proceeds of $4,000 (see Note 8).

In June 2016, the Company sold 1,000,000 shares of the Company’s common stock to a consultant at $0.0025 per common share or $2,500. The Company received the proceeds of $2,500 as of September 30, 2016 from the consultant. The consultant is one of the members of CFTB (see Note 8).

In July 2017, the Company sold 1and ½ Class A units of membership interest in CFTB Movie to an affiliated company for $150,000. The affiliated company is owned by a director of the Company (see Note 8).

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of September 30, 2017, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 8 – STOCKHOLDERS’ DEFICIT

In March 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 205,000,000 shares of authorized capital stock. In July 2017, the Board of Directors of the Company approved and further increase the authorized shares to 705,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 700,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common stock

On October 26, 2015, the Company entered into the Asset Exchange with CFTB and certain members owning membership interest in CFTB whereby the Company acquired certain assets from CFTB in exchange for 5,201,500 shares of the Company’s common stock (see Note 1). The assets that were acquired included a movie screenplay, master recordings, trademarks, and web domain names. Consequently, the issuance of 5,201,500 shares of the Company’s common stock to CFTB accounted for approximately 66% of the total issued and outstanding stock of the Company as of October 26, 2015 and the Company became a majority owned subsidiary of CFTB. Upon the closing of the Asset Exchange, the Company’s directors resigned and a new board of directors and new officers were appointed which consists of Brian Lukow, Brian Gold and Aimee O’Brien. Following the closing, Mr. Lukow was also appointed as Chief Executive Officer and President of the Company. Mr. Lukow and Mr. Gold own approximately 17% and 20% membership interest in CFTB, respectively.

The Company accounted for the acquisition of the CFTB Assets pursuant to the Asset Exchange under Accounting Standards Codification (“ASC”) 805-50 whereby measurement shall be based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measurable. The Company recorded the acquired CFTB assets at their fair value which amounted to $0. Consequently, the Company valued the issuance of 5,201,500 shares of common stock in connection with the Asset Exchange at $0. Additionally, the Company evaluated this acquisition transaction in accordance with ASC 805 and determined that the CFTB Assets do not constitute a business. The assets acquired have no processes and no outputs but rather comprised of certain assets consisting of a movie screenplay, master recordings, trademarks, and web domain names.

In October 2015, the Company sold an aggregate of 440,000 shares of the Company’s common stock for cash and received net proceeds of $104,075. The Company paid $5,000 legal fees and $925 escrow fees in connection with the sale. The Company used these proceeds to pay certain debts, convertible notes and accrued interest owed by the Company.

In October 2015, the Company sold an aggregate 1,248,500 shares of the Company’s common stock to three unrelated parties with purchase prices ranging from $0.001 to $0.08 per common share for $50,124. The Company recorded stock based compensation of $262,001 which is equal to the fair value of shares issued in excess of the purchase price of $50,124. The Company has determined that the fair value of the common stock is $0.25 per share which is based on the sale of common stock in the recent private placement.

In December 2015, the Company sold an aggregate of 140,000 shares of the Company’s common stock for gross proceeds of $30,000 and subscription receivable of $5,000. The Company collected the subscription receivable of $5,000 in January 2016. The Company used these proceeds for working capital purposes.

Between October 2015 and January 2016, the Company issued 65,806 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value of $16,452 or $0.25 per common share based on the sale of common stock in a private placement at $0.25 per common share and was recorded as stock based compensation.

Between October 2015 and January 2016, the Company issued 65,806 shares of the Company’s common stock to a consultant as payment for services rendered. The Company valued these common shares at the fair value of $16,452 or $0.25 per common share based on the sale of common stock in a private placement at $0.25 per common share and was recorded as stock based compensation.

Between October 2015 and January 2016, the Company issued an aggregate of 19,740 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value of $4,935 or $0.25 per common share based on the sale of common stock in a private placement at $0.25 per common share and was recorded as stock based compensation.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 8 – STOCKHOLDERS’ DEFICIT (continued)

In February 2016, the Company issued 20,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 8). The Company valued these common shares at the fair value of $5,000 or $0.25 per common share based on the sale of common stock in a private placement at $0.25 per common share and was recorded as stock based compensation.

In February 2016, the Company issued 20,000 shares of the Company’s common stock to a consultant as payment for services rendered. The Company valued these common shares at the fair value of $5,000 or $0.25 per common share based on the sale of common stock in a private placement at $0.25 per common share and was recorded as stock based compensation.

In February 2016, the Company issued an aggregate of 6,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value of $1,500 or $0.25 per common share based on the sale of common stock in a private placement at $0.25 per common share and was recorded as stock based compensation.

Between March 2016 and May 2016, the Company issued 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.17 to $0.37 per common share or $14,800 based on the quoted trading price on the date of grants and was recorded as stock based compensation.

Between March 2016 and May 2016, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.17 to $0.37 per common share based on the quoted trading price on the date of grants and was recorded as stock based compensation.

In April 2016, the Company issued 50,000 shares of the Company’s common stock to a consultant as payment for financial advisory services rendered. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $18,500 or $0.37 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

In April 2016, the Company sold 40,000 shares of the Company’s common stock to a director of the Company for gross proceeds of $4,000. The Company recorded stock based compensation of $10,800 which is equal to the fair value of shares issued in excess of the purchase price of $4,000. The Company has determined that the fair value of the common stock is $0.37 per share which is based on the quoted trading price on the date of grant and was recorded as stock based compensation.

In June 2016, the Company sold an aggregate of 4,000,000 shares of its common stock at $0.0025 per common share for proceeds of $10,000 which was paid by 2 directors of the Company. Additionally, in June 2016, the Company sold an aggregate of 3,000,000 shares of its common stock at $0.0025 per common share for a settlement of accrued salaries to the CEO of the Company for $7,500. The Company recorded stock based compensation of $1,382,500 which is equal to the fair value of shares issued in excess of the total purchase price of $17,500. ASC 718 establishes that share-based payment transactions with employees shall be measured at the fair value of the equity instruments issued. The Company has determined that the fair value of the common stock is $0.20 per share which is based on the quoted trading price on the date of grant.

In June 2016, the Company sold 1,000,000 shares of the Company’s common stock to a consultant at $0.0025 per common share or $2,500. The Company recorded stock based compensation of $197,500 which is equal to the fair value of shares issued in excess of the purchase price of $2,500. The Company has determined that the fair value of the common stock is $0.20 per share which is based on the quoted trading price on the date of grant. The Company received proceeds of $2,500 as of September 30, 2016. The consultant is one of the members of CFTB.

In June 2016, the Company issued 20,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value of $5,000 or $0.25 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 8 – STOCKHOLDERS’ DEFICIT (continued)

In June 2016, the Company issued an aggregate of 6,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered and to be rendered for future services pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value of $1,500 or $0.25 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

In July 2016, the Company issued 20,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value of $3,938 or $0.20 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

In July 2016, the Company issued an aggregate of 30,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered and to be rendered for future services pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.20 to $0.54 per common share or $11,430 based on the quoted trading price on the dates of grants and was recorded as stock based compensation. During the year ended September 30, 2016, the Company recorded stock based compensation of $7,050 and prepaid expense of $4,380 to be amortized over the term of the service period. During the year ended September 30, 2017, the Company amortized the $4,380 as stock based compensation.

In August 2016, the Company issued 20,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value of $10,700 or $0.54 per common share based on the quoted trading price on the date of grant.

In September 2016, the Company issued 20,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value of $8,860 or $0.44 per common share based on the quoted trading price on the date of grant.

Between October 2016 and December 2016, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.15 to $0.38 per common share or $17,520 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $17,520 during the year ended September 30, 2017.

In December 2016, the Company issued an aggregate of 6,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value of $900 or $0.15 per common share based on the quoted trading price on the date of grant and was recorded as stock based compensation.

Between January 2017 and March 2017, the Company issued 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.08 to $0.16 per common share or $7,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $7,000 during the year ended September 30, 2017.

Between January 2017 and March 2017, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.08 to $0.16 per common share or $2,100 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $2,100 during the year ended September 30, 2017.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 8 – STOCKHOLDERS’ DEFICIT (continued)

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

Between April 2017 and June 2017, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.04 to $0.08 per common share or $909 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $909 during the year ended September 30, 2017.

Between April 2017 and June 2017, the Company issued 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.04 to $0.08 per common share or $3,032 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $3,032 during the year ended September 30, 2017.

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

In May 2017, the Company issued 493,023 shares of common stock to the note holder upon the conversion of $5,000 principal amount, $5,000 in interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5). In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes.

In May 2017, the Company issued 414,634 shares of common stock to the note holder upon the conversion of $6,407 principal amount and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

Between July 2017 and September 2017, the Company issued 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.02 to $0.04 per common share or $1,908 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $1,908 during the year ended September 30, 2017.

Between July 2017 and September 2017, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.02 to $0.04 per common share or $573 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $573 during the year ended September 30, 2017.

In July 2017, the Company issued 1,000,000 shares of common stock to a consultant under a Registration Statement on Form S-8 pursuant to a six-month consulting agreement dated on March 29, 2016. Subsequent to September 30, 2017, the 1,000,000 shares were earned under this agreement. The Company valued these common shares at the fair value at $0.04 per common share or $44,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $44,000 during the year ended September 30, 2017.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 8 – STOCKHOLDERS’ DEFICIT (continued)

In September 2017, the Company issued 1,261,539 shares of common stock to the note holder upon the conversion of $7,600 of principal amount and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

In September 2017, the Company issued 892,722 shares of common stock to the note holder upon the conversion of $5,203 of principal amount and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

During the year ended September 30, 2017, the Company reclassified $386,515 to paid-in capital due to the conversion of convertible note into common stock discussed above.

During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie for $800,000 in cash and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement deemed as other expense of $100,000 (see Note 6) which resulted to approximately 27% non-controlling interest. One class of Membership Interests in CFTB Movie were offered for sale through a Private Placement Memorandum with a Minimum offering of $400,000 of LLC Class A Units and Maximum Offering of $2.5 Million of LLC Class A Units at $100,000 per unit. A Maximum of Twenty-Five (25) Class A Units were offered for sale. These Class A Units have a price of $100,000 per Unit. The units were sold at minimum of ½ for $50,000 for each ½ Class A unit (see Note 2).

Included in the $800,000 sale of Class A units of membership discussed above was a sale to an affiliated company for $150,000. The affiliated company is owned by a director of the Company (see Note 7).

Preferred stock

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

In July 2017, the Company issued 51 shares of the Company’s Series A Preferred Stock to the CEO of the Company for services provided. The CEO had 15.57% of total voting rights prior to the issuance of these Series A Preferred Stock. Consequently, after such issuance, the CEO’s percentage voting rights increased to 58.63% of total voting rights.

The Company valued the Series Preferred Stock at par value. In connection with the issuance of super voting control preferred stock in July 2017 (herein referred to as the “Valuation Date”), the Company assessed the fair value of the issued preferred stock issued to the CEO of the Company for purposes of determining the valuation as set forth in ASC 820–10–35–37 Fair Value in Financial Instruments. Based on an independent appraisal report which utilized the market approach to estimate fair values on the Valuation Date, and for the year ended September 30, 2017, the Company recorded stock-based compensation of $84,580. The preferred stock issued was valued based upon industry specific control premiums and the Company’s estimated equity value at the time of the transaction. The market approach was utilized to arrive at an indication of equity value based on recent transactions involving the Company’s common stock. The control premium for the Company was based on publicly traded companies in a similar industry which have been recently acquired in arm’s–length transactions. The Company estimated the control premium for the voting control of the preferred stock based on Entertainment Production industries at 20% which was reduced to 10% control premium to consider synergistic premium as of July 2017, based on comparable publicly traded data, adjusted for company-specific factors.

The control valuation of the Series A Preferred Stock as of July 26, 2017 used the following inputs:

1.	The trading price of the Company’s common stock was $0.0399 as of July 26, 2017;

2.	The Company’s share of common stock issued and outstanding totaled 21,197,507 as of July 27, 2017.

3.	A 10.00% premium over the equity value for the voting preferences;

4.	The Company has no warrants or other Preferred Stock outstanding as of this valuation date.

5.	The CEO also held 3,300,000 common shares of the Company.

The Company valued the share at the fair value of $84,580 and recorded stock-based compensation of $84,580 for the year ended September 30, 2017.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 8 – STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock calculated at $0.25 per share. The Employment Agreement may be terminated by either party upon two months written notice. As of September 30, 2017, accrued salaries to Mr. Lukow amounted to $5,051 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

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

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 as of September 30, 2017. The Company has not issued the 100,000 shares as of September 30, 2017 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000.

In November 2016, the Company entered into a Directors Loan-Out Agreement (the “Director Agreement”) with a movie directing company for directing services with regards to a theatrical motion picture entitled Crazy for the Boys (the “Picture”). The term of this agreement shall continue until the completion of all the movie director’s required services on the Picture. The Organizer of CFTB GA is a manager of the movie directing company. The Company agreed to pay the following:

a)	Guaranteed Compensation: $100,000 upon commencement of the official pre-production, beginning with a 5% deposit upon execution of this agreement and the full balance shall be paid no later than the delivery of the movie director’s final cut of the Picture. The Company has paid the $100,000 as of September 30, 2017 and was included in production film cost.

b)	Contingent Compensation: Subject to the production and release of the Picture. The movie director shall be entitled to receive as contingent compensation an amount equal to 5% of the net profits of the Picture, if any. Such contingent compensation is considered a participation cost which is recognized evenly as the ultimate revenues are earned in accordance with ASC 926.

c)	Box Office Bonuses upon meeting certain box office sales threshold as defined in this agreement.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

In January 2017, the Company entered into a Producer Agreement (the “Producer Agreement”) with a producer to render all services that are customarily rendered by producers of first-class feature-length motion pictures. The term of this agreement shall continue until the completion of all the producer’s required services on the Picture. The Organizer of CFTB GA is also the producer. The Company agreed to pay the following:

a)	Fixed Compensation of $75,000 payable during the pre-production, production and post production stage of the Movie as reflected in the Producer Agreement. The Company has paid the $75,000 as of September 30, 2017 and was included in production film cost.

b)	Contingent Compensation: Subject to the production and release of the Picture. The producer shall be entitled to receive as contingent compensation an amount equal to 2% of the producer’s net proceeds of the Picture, if any. Such contingent compensation is considered a participation cost which is recognized evenly as the ultimate revenues are earned in accordance with ASC 926.

In July 2017, the Company entered into an Executive Producer Agreement (the “Executive Producer Agreement”) with an executive producer to provide executive producing services, which are usually and customarily performed by executive producers in the motion picture industry. The term of this agreement shall continue until the completion of all the executive producer’s required services on the Picture. The Company agreed to pay the following:

a)	Fixed Compensation of $50,000 payable in five equal installments. The Company has paid $10,000 and recorded $20,000 in accrued expenses for services rendered as of September 30, 2017 which were included in production film cost.

b)	Adjusted gross receipts: The executive producer shall be entitled to receive 2% of adjusted gross receipts with a cap of $100,000 as defined in the Executive Producer Agreement. Such contingent compensation is considered a participation cost which is recognized evenly as the ultimate revenues are earned in accordance with ASC 926.

Loan agreements

In June 2017, in connection with a loan agreement (see Note 6), through the Company’s majority owned subsidiary, CFTB GA, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the loan gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. Additionally, the initial proceeds of $300,000 received from the lender is accounted for as liability or debt to be paid through the profit share arrangement (see Note 6).

In July 2017, the Company entered into an Agreement, to extend the maturity date of a loan into December 1, 2017 from August 15, 2017 and to release a guarantee arrangement. In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement (see Note 6).

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement located in Boca Raton, Florida. The lease is for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease requires the Company to pay a monthly rent of $1,000. The Company terminated the month to month lease agreement for the Boca Raton office in February 2016.

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $12,000 and $6,700 for the year ended September 30, 2017 and 2016 respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 10 – INCOME TAXES

Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes were as follows:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Income tax benefit at U.S. statutory rate of 34%	$(1,662,499)	$(776,314)
Income tax benefit - State	(244,485)	(114,164)
Non-deductible expenses	1,630,705	815,287
Increase in valuation allowance	276,279	75,191
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset was as follows:

Deferred Tax Asset:	September 30, 2017	September 30, 2016
Net operating loss carryforward	$460,814	$184,535
Valuation allowance	(460,814)	(184,535)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $1,182,000 at September 30, 2017. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended September 30, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $276,279 in fiscal 2017. The potential tax benefit arising from the loss carryforward will expire in 2037.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position

NOTE 11 – SUBSEQUENT EVENTS

In October 2017, the Company entered into a consulting agreement for investor relations services. The initial term of the consulting agreement is for 15 days and shall be automatically extended for an additional 350 days. The consultant shall receive compensation for the initial term equivalent to 400,000 shares of the Company’s common stock.

In November 2017, the Company entered into a Release and Indemnification Agreement with two lenders (see Note 6), whereby the parties settle, fully release and discharges any present, future or potential claims, causes of all actions, debts, sums of money, accounts, covenants, contracts, controversies, agreements, promises, trespasses, damages, judgments, and demands that either parties may have against each other. Consequently, the loans from two lenders for $284,800 and $20,000 were discharged and considered paid off.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 11 – SUBSEQUENT EVENTS (continued)

In November 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest are due in September 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

In November 2017, the Company paid off a loan for $25,000 (see Note 6).

In November 2017, the Company issued 846,667 common stock to the note holder upon the conversion of $17,690 of principal amount, $3,300 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

In December 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $55,000. The 8% convertible promissory notes and all accrued interest are due in December 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. The Company paid original issuance cost and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note.

In December 2017, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $53,000. The 10% convertible promissory notes and all accrued interest are due in December 2018. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,650 in connection with this note payable which is being amortized over the term of the note.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

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

With the participation of our Chief Executive Officer and acting Chief Financial Officer (our sole officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of September 30, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Additionally, the fact that we only have one officer was identified as a material weakness and deficiency.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended September 30, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

On November 9, 2017, the Company entered into a Release and Indemnification Agreement with Peak Distribution Partners and Coastal Films Studios two lenders whereby the parties settled, fully released and discharged any present, future or potential claims, causes of all actions, debts, sums of money, accounts, covenants, contracts, controversies, agreements, promises, trespasses, damages, judgments, and demands that either parties may have against each other. Consequently, the loans from two lenders for $284,800 and $20,000 were discharged and considered paid off.

On November 27, 2017, the Company issued a 12% Convertible Promissory Note with Power Up Lending Group LTD. for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest are due on September 5, 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On December 6, 2017, the Company issued 8% Convertible Promissory Notes with GS Capital Partners, LLC for principal borrowings of up to $55,000. The 8% convertible promissory notes and all accrued interest are due on December 6, 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. The Company paid original issuance cost and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note.

On December 20, 2017, the Company issued a 10% Convertible Promissory Note with EMA Financial, LLC for principal borrowings of up to $53,000. The 10% convertible promissory notes and all accrued interest are due on December 20, 2018. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,650 in connection with this note payable which is being amortized over the term of the note.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name and Business Address	Age	Position

Brian J. Lukow	58	President and Director

Brian Gold	61	Director

Aimee Ventura O’Brien	53	Secretary and Director

Brian J. Lukow, 57, President and Director. Brian Lukow began his professional career on Wall Street. He was a senior vice President of Lehman Brothers from 1984 to 1991 and a managing director of Ladenburg Thalmann from 1992 to 1994. Mr. Lukow was most recently the highly talented co-creator and co-producer of Huckapoo. Prior to that, Mr. Lukow was the co-creator and executive producer of Dream Street, a successful boy band, and a best-selling pop music acts in recent years, whose debut album reached number one on the Billboard Magazine Independent charts. The original girl group concept is his creation and is built upon his experience and success with Dream Street and Huckapoo. In addition to his production credits, Mr. Lukow is also an accomplished songwriter. Among Mr. Lukow’s writing credits is the song “Jennifer Goodbye” which was recorded by Dream Street on its first album; that album went on to sell nearly one million units. Mr. Lukow is a co-writer on five of the original Huckapoo recordings as well. Additionally, Mr. Lukow is the associate producer of the motion picture “The Biggest Fan” starring Chris Trousdale, Cindy Williams, and Pat Morita. From 1994 to 1996 Mr. Lukow was President of Brirock Entertainment, a firm specializing in artist management.

Aimee Ventura O’Brien, 52, Secretary and Director. Aimee Ventura O’Brien has a diverse background in business, including experiences on Wall Street and in the world of architecture. On Wall Street, Ms. O’Brien traded complex equity derivatives for Credit Suisse and Fidelity Investment. She eventually decided to return to school to become an architect. Since graduating, Ms. O’Brien has worked for two large building envelope firms in New York, learning about the complex design of building skins. Ms. O’Brien holds a bachelor’s degree in mathematics and business from Skidmore College and a bachelor’s of architecture from NY Institute of Technology. Additionally, she has taken graduate courses at New York University. Ms. O’Brien has won awards from the American Institute of Architects, Henry Adams Certificate, Robert Jensen Memorial Award, and the Maria Bentel Memorial Thesis Travel Grant.

Brian D. Gold, 60, Director. Brian D. Gold is currently the president and CEO of his family’s business, Sultana Distribution Services, Inc., which is the largest candy re-distributor in the United States, selling to hundreds of wholesalers across the country. Mr. Gold started with the company in 1975, joining Sultana Crackers, Inc., a company started by his father, Bernard, in 1947, that was predominately a specialty cracker supplier and distributor. The company sold to independent wagon jobbers who then vended the products to bodegas in the Queens, NY region. Seeing the potential to expand the business, Brian began selling additional products, including candy. This venture prompted the company to expand its operation through sales to wholesale distributors. Brian has long been active in the snack industry and considers himself an original member of the New York City Confectionery Club, who named him their Man of the Year for 1978. Mr. Gold was inducted into the Candy Hall of Fame in 2014.

Significant Employees

Other than the above-named officer and directors, we have no full-time employees whose services are materially significant to our business and operations.

Family Relationships

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting companies. The Company is not aware of any proceedings to which any of the Company‚ officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company‚ subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Involvement in Other Public Companies

None.

Involvement in Certain Legal Proceedings

During the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

•	have been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

have been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

have been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

have been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or have been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Code of Ethics

The Company does not currently have a Code of Ethics.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we only have three directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended September 30, 2017 and 2016:

Compensation Table for Executives

Name & Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Brian Lukow,	2016	61,452	0	652,250	0	0	0	713,702
President	2017	60,000	0	114,040	0	0	0	174,040

Aimee Ventura O’Brien,	2016	0	0	0	0	0	0	0
Secretary	2017	0	0	0	0	0	0	0

Employment Agreements

The Company has an employment contract with Brian Lukow, its President, which provides for a monthly salary of $5,000 plus 20,000 shares of common stock. The employment contract also has customary provisions for other benefits and includes non-competition and non-solicitation clauses. The employment agreement was entered into October 2015, constitutes an “at will” employment arrangement, and may be terminated by either Lukow or the Company upon two months written notice if without cause.

The Company has no other formal employment agreements.

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended September 30, 2017:

Compensation Table for Directors

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation ($)	Total ($)

Brian Lukow	0	2,954	0	0	0	0	2,954

Brian Gold	0	2,954	0	0	0	0	2,954

Aimee Ventura O’Brien	0	2,954	0	0	0	0	2,954

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of September 30, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,482,027 shares of our common stock issued and outstanding and 51 shares of our Series A Preferred Stock issued and outstanding as of January 12, 2018. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Brian Lukow (3)	Common Stock	3,336,386	12.60%
	Preferred Stock	51	100%
Brian Gold (4)	Common Stock	3,090,580	11.67%
Aimee Ventura O’Brien (5)	Common Stock	1,430,580	5.40%
Directors and Officers as a Group		9,677,378	36.54%
Crazy for the Boys, LLC (6)(7)	Common Stock	5,201,500	19.64%

____________

1.

The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 26,482,027 issued and outstanding shares of common stock as of January 16, 2018.
3.

Brian Lukow is a director and the Company’s President. Mr. Lukow’s ownership includes his interests in Crazy for the Boys, LLC. Mr. Lukow owns 51 shares of preferred stock with voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (x) the Numerator.

4.	Brian Gold is a director of the Company. Mr. Gold’s ownership includes his interests in Crazy for the Boys, LLC. These preferred shares give Mr. Lukow majority voting rights.
5.	Aimee Ventura O’Brien is a director and the Company’s Secretary.
6.

Brian Lukow, the Company’s President and director, is the managing member of Crazy for the Boys, LLC and owns approximately 17% of CFTB. Brian Gold, a director of the Company, owns approximately 20% of CFTB.

7.	Michael Strasser is a member of CFTB.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Changes in Control

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s Board of Directors and majority shareholders approved the 2017 Incentive Stock Plan, as amended, on July 26, 2017 (the “Stock Option Plan”). The Stock Option Plan authorizes the issuance of up to 2,000,000 shares of common stock as incentive stock options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In December 2015, the Company through its then- wholly-owned subsidiary, Tween Entertainment, executed a month-to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent $12,000 and $6,700 during the year ended September 30, 2017 and September 30, 2016 respectively.

On January 5, 2016, the Company entered into a two month consulting agreement with a consultant company to provide business advisory services. Pursuant to the consulting agreement, the Company paid a total of $5,000 during the term of the agreement. One of the members of CFTB is an affiliate of this consulting company.

During April 2016, the CEO and a director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes. This loan is non-interest bearing and is due on demand.

On April 5, 2016, the Company sold 40,000 shares of the Company’s common stock to a director of the Company for gross proceeds of $4,000.

In June 2016, the Company sold 1,000,000 shares of the Company’s common stock to a consultant at $0.0025 per common share or $2,500. The Company received the proceeds of $2,500 as of September 30, 2016 from the consultant. The consultant is one of the members of CFTB.

In July 2017, the Company sold 1and ½ Class A units of membership interest in CFTB Movie to an affiliated company for $150,000. The affiliated company is owned by a director of the Company (see Note 8).

The CEO of the Company, Brian Lukow, who is the creator, writer, actor and producer of the movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the movie or the sale of ancillary products. As of September 30, 2017, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

In July 2017, the Company sold 1 and ½ Class A units of membership interest in CFTB Movie to an affiliated company for $150,000. The affiliated company is owned by a director of the Company.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of September 30, 2017, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company.

Promoters and Certain Control Persons

During the past five fiscal years, we have not had any promoters at any time.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board of directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, a director is not considered to be independent if he or she also is an executive officer or employee of the corporation or a shareholder of the corporation. Our board of directors has determined that the Company does not have any independent directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2017, and 2016:

Fee Category	2016	2017
Audit Fees	$15,773	$20,000
Audit-related Fees	$0	$20,600
Tax Fees	$0	$0
All Other Fees	$50	$850
Total Fees	$15,773	$41,450

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended September 30, 2017 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016(1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017*

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017*

10.14	Promissory Note with Apollo Capital dated May 2, 2017*

10.15	Promissory Note with Apollo Capital dated May 2, 2017*

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017*

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017*

10.18	Promissory Note with GS Capital Partners dated June 12, 2017*

10.19	Executive Producer Agreement dated July 5, 2017*

10.20	Promissory Note with JSJ Investments dated July 6, 2017*

10.21	Promissory Note with Auctus Fund I dated July 18, 2017*

10.22	Promissory Note with GS Capital Partners dated August 18, 2017*

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017*

10.24	Promissory Note with Auctus Fund II dated September 25, 2017*

10.25	Release and Indemnification Agreement dated November 9, 2017*

10.26	Release and Indemnification Agreement dated November 9, 2017*

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017*

10.28	Promissory Note with EMA Financial dated December 20, 2017*

10.29	Promissory Note with GS Capital Partners dated December 6, 2017*

14.1	Code of Ethics*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1) As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.

(2) As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: January 16, 2018	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: January 16, 2018	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

Date: January 16, 2018	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Director

Date: January 16, 2018	By:	/s/ Brian Gold
	Name:	Brian Gold
	Title:	Director

Date: January 16, 2018	By:	/s/ Aimee Ventura O’Brien
	Name:	Aimee Ventura O’Brien
	Title:	Director

