Form 10-Q
period 2017-12-31
ALL FOR ONE MEDIA CORP.
filed 2018-02-14
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2018, there were 27,752,929 shares of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,056	$109,785
Prepaid expenses and other current assets	133,942	179,105
Total current assets	142,998	288,890
Other assets:
Film production costs	2,661,708	2,931,849

TOTAL ASSETS	$2,804,706	$3,220,739

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$178,301	$256,273
Accrued interest	93,618	30,380
Convertible notes payable, net of debt discounts - current	525,739	183,915
Loans payable, net of debt discounts	1,603,152	1,740,258
Due to related parties	2,701	2,701
Derivative liabilities	3,238,321	4,224,528
Total current liabilities	5,641,832	6,438,055

Long-term liabilities:
Convertible notes payable including accrued interest, net of debt discounts - long term	147,300	233,710
Total liabilities	5,789,132	6,671,765

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares
Series A Preferred stock ($0.001 Par Value; 51 Share Authorized;
51 and 51 shares issued and outstanding
at December 31, 2017 and September 30, 2017, respectively)	-	-
Common stock, $0.001, 700,000,000 shares authorized:
26,560,028 shares and 25,235,361 shares issued and outstanding
as of December 31, 2017 and September 30, 2017, respectively	26,560	25,236
Additional paid-in capital	3,906,909	3,813,095
Accumulated deficit	(7,043,531)	(7,470,559)
Total All For One Media Corp. Stockholders' deficit	(3,110,062)	(3,632,228)

Non-controlling interest in subsidiary	125,636	181,202

Total Stockholders' deficit	(2,984,426)	(3,451,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,804,706	$3,220,739

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2017	2016
	(Unaudited)	(Unaudited)

Operating expenses:
Compensation expense	$20,060	$32,520
Professional and consulting expense	101,282	45,933
General and administrative expense	25,628	106,343
Total operating expense	146,970	184,796
Loss from operations	(146,970)	(184,796)

Other income (expense)
Derivative expense	(122,391)	(135,113)
Change in fair value of derivative liabilities	1,167,628	231,561
Interest expense	(526,805)	(69,238)
Total other income (expense)	518,432	27,210

Income (loss) before provision for income taxes	371,462	(157,586)

Provision for income taxes	-	-
Net income (loss)	371,462	(157,586)

Losses attributable to non-controlling interest	55,566	-

Net income (loss) attributable to All For One Media Corp.	$427,028	$(157,586)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	27,609,043	16,529,852
Diluted	78,238,774	16,529,852

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$0.02	$(0.01)
Diluted	$(0.00)	$(0.01)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$371,462	$(157,586)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	286,269	63,900
Stock-based compensation	32,578	22,800
Derivative expense	122,391	135,113
Change in fair value of derivative liabilities	(1,167,628)	(231,561)
Non-cash interest expense	203,942	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	20,163	(36,500)
Film production costs	(46,609)	-
Accounts payable and accrued liabilities	(34,891)	15,946
Accrued interest	36,594	5,339
NET CASH USED IN OPERATING ACTIVITIES	(175,729)	(182,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable	(25,000)	-
Proceeds from convertible notes payable, net of issuance cost	100,000	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,000	150,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(100,729)	(32,549)

CASH AND CASH EQUIVALENTS - beginning of year	109,785	44,323

CASH AND CASH EQUIVALENTS - end of period	$9,056	$11,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$100,000	$150,000
Reclassification of derivative liabilities to equity upon conversion	$40,970	$-
Issuance of common stock in connection with conversion of note payable	$21,590	$-
Capitalized interest related to production included in film cost	$31,130	$-
Reclassification from prepaid expense to a note payable as payment	$25,000	$-
Reduction of accounts payable and notes payable and film cost due to the release agreement	$347,880	$-
Reclassification from long-term notes payable to short-tem notes payable - principal, net of debt discount	$118,858	$-

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

On December 7, 2016, the Company organized a subsidiaries in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of December 31, 2017, the Company owns approximately 73% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy for the Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of December 31, 2017, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and is now in post-production phase.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of December 31, 2017. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of December 31, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2017 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on January 15, 2018. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at December 31, 2017. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2017, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $133,942 and $179,105 at December 31, 2017 and September 30, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $94,942 and $165,438 at December 31, 2017 and September 30, 2017, respectively. The deposits are related to deposit payments with various unions as security for the payments of all performers and background actors and any unused excess deposits shall be returned following the completion of the Movie which the Company estimates to complete within a year.

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

DECEMBER 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of December 31, 2017 and September 30, 2017, the carrying value of the film costs was $2,661,708 and $2,931,849, respectively, which included capitalized interest of $133,332 during the three months ended December 31, 2017. During the three months ended December 31, 2017, the Company reduced film cost of $347,880 as a result of the Release and Indemnification Agreement entered into with certain lenders (see Note 5). The Company did not record any impairment losses during the three months ended December 31, 2017 and 2016.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017 and September 30, 2017.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2017:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$3,238,321	$-	$-	$3,238,321

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2017:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$4,224,528	$-	$-	$4,224,528

Basic and diluted net loss per share

Basic net earnings (loss) per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net earnings (loss) per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method and the if-converted method. At December 31, 2017 and 2016, the Company has 50,629,731 and 1,465,385 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Three months ended	Three months ended
	December 31,	December 31,
	2017	2016
Numerator:
Net income (loss) attributable to All For One Media Corp.	$427,028	$(157,586)
Add: Interest and derivative expense	445,854	-
Less: Gain in fair value of derivative liabilities	(1,167,628)	-
Adjusted net income (loss) attributable to All For One Media Corp.	$(294,746)	$(157,586)

Denominator:
Weighted-average shares of common stock	27,609,043	16,529,852
Dilutive effect of convertible instruments	50,629,731	-
Diluted weighted-average of common stock	78,238,774	16,529,852

Net income (loss) per common share from:
Basic	$0.02	$(0.01)
Diluted	(0.00)	(0.01)

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company's 2017, 2016, and 2015 tax years may still be subject to federal and state tax examination.

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

DECEMBER 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During fiscal year 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted to approximately 27% non-controlling interest. As of December 31, 2017, the Company recorded a non-controlling interest balance of $125,636 in connection with the majority-owned subsidiary, CFTB Movie as reflected in the accompanying consolidated balance sheets and losses attributable to non-controlling interest of $55,566 during the three months ended December 31, 2017 as reflected in the accompanying unaudited consolidated statements of operations.

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

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had net cash used in operations of $175,729 for the three months ended December 31, 2017. Additionally the Company had an accumulated deficit of $7,043,531 and working capital deficit of $5,498,834 at December 31, 2017. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Uncertainty regarding these matters raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2017	September 30, 2017

Convertible notes payable – unrelated party, net of unamortized debt discount of $812,505 and $990,774, respectively	$649,095	$380,516
Less: non-current maturities, net of unamortized debt discount of $239,144 and $480,899, respectively	(123,356)	(196,601)
Convertible notes payable, current maturities	$525,739	$183,915

Convertible notes payable – current

Current portion of convertible notes payable – unrelated party consisted of the following:

	December 31, 2017	September 30, 2017
Principal amount	$1,099,100	$693,790
Less: unamortized debt discount	(573,361)	(509,875)
Convertible notes payable, net – current	$525,739	$183,915

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest were due on August 25, 2017. For fiscal year 2017, the Company received additional proceeds of $20,000 which resulted to a total of $85,000 proceeds. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 150% to 200% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. This note is in default. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes. In September 2017, in connection with the conversion $12,803 principal amount and fees of $1,200, the Company issued an aggregate of 2,154,261 shares of common stock to the noteholder. In November 2017, the Company issued 846,667 common stock to the note holder upon the conversion of $17,690 of principal amount, accrued interest of $3,330 and fees of $600. As of December 31, 2017, the principal balance of this note is $43,100 after the conversions.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest are due on October 25, 2018. During fiscal year 2017, the Company received proceeds for a total of $95,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which will be amortized over the term of the note.

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest are due on December 27, 2018. During fiscal 2017, the Company received proceeds for a total of $200,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest were due in November 2017 and December 2017. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the notes were paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the notes. The Company paid original issuance cost of $6,000 in connection with these notes payable which was amortized over the term of the note. Between August 2017 and September 2017, the Company paid off the principal notes of $68,000, accrued interest of $4,058 and additional prepayment interest of $28,823. As of December 31, 2017, the principal balance of these notes was $0.

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

DECEMBER 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The 12% convertible promissory notes and all accrued interest are due in June 2018. The notes are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note.

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

DECEMBER 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

Accrued interest related to all unrelated party convertible note - current amounted to $60,286 and $13,826 at December 31, 2017 and September 30, 2017, respectively, which was included in accrued interest on the accompanying interim consolidated balance sheets.

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Binomial Lattice Model to value the derivative liabilities.

Long-term convertible notes payable

Long-term convertible notes payable consisted of the following:

	December 31, 2017	September 30, 2017
Principal amount	$362,500	$677,500
Accrued interest	23,944	37,109
Less: unamortized debt discount	(239,144)	(480,899)
Convertible notes payable, net – long-term	$147,300	$233,710

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000 on June 21, 2016. The 10% convertible promissory note and all accrued interest are due on June 21, 2018. During fiscal year 2016, the Company received proceeds for a total of $80,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of December 31, 2017, the principal balance of this note is $0 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On April 5, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $165,000. The 10% convertible promissory note and all accrued interest are due on April 5, 2019. During fiscal 2017, the Company received proceeds for a total of $150,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $15,000 in connection with this note payable which will be amortized over the term of the note.

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $100,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $10,000 in connection with this note payable which will be amortized over the term of the note.

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $87,500. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $9,000 in connection with this note payable which will be amortized over the term of the note.

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

DECEMBER 31, 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above include a down-round provision under which the conversion prices could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. Additionally, the conversion prices of the notes contain variable rates resulting in an indeterminate number of shares to be issued upon settlement. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Simple Binomial Lattice Model to value the derivative liabilities.

Amortization of debt discount on convertible notes and derivative liabilities

These current and long-term notes were discounted in the total amount of $1,494,879 based on the valuations. The total $1,351,879 debt discount from the valuation of the derivatives and the total of $143,000 original issuance cost and related loan fees are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the three months ended December 31, 2017 and 2016, derivative expense was $122,391 and $135,113, respectively. The gain (loss) resulting from the change in fair value of these convertible instruments was $1,167,628 and $231,561, for the three months ended December 31, 2017 and 2016, respectively. During the three months ended December 31, 2017, the Company reclassified $40,970 of derivative liabilities to additional paid in capital as a result of the conversions of the notes payable into common stock. The Company had recorded derivative liabilities of $3,238,321 at December 31, 2017.

During the three months year ended December 31, 2017, the fair value of the derivative liabilities were estimated using the Simple Binomial Lattice Model with the following assumptions:

Dividend rate	0
Term (in years)	0.25 to 1.30 years
Volatility	187% to 189%
Risk-free interest rate	1.39% to 1.76%

For the three months ended December 31, 2017, amortization of debt discounts related to these convertible notes – current and long-term amounted to $286,269, which has been included in interest expense on the accompanying consolidated statements of operations. Accrued interest related to long-term convertible note amounted to $23,944 and $37,109 at December 31, 2017 and September 30, 2017, respectively.

NOTE 5 – LOANS PAYABLE

	December 31, 2017	September 30, 2017
Loan principal amount	$973,465	$1,328,265
Liability to be paid through profit share	300,000	300,000
Profit interest payable	329,687	126,345
Less: unamortized debt discount	-	(14,352)
Loans payable, net	$1,603,152	$1,740,258

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest is due on August 15, 2017. The Company received proceeds of $350,000 and paid original issuance cost and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. This loan was used for the production of the Movie. The Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. During fiscal year 2017, amortization of debt discounts related to this 12% secured loan amounted to $50,000 which has been included in film production cost as capitalized interest. Accrued interest related to this loan amounted to $28,447 at December 31, 2017 and has been included in film production cost as capitalized interest.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5 – LOANS PAYABLE (continued)

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

In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 fee, ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest. For the three months ended December 31, 2017, amortization of the $25,000 debt issuance cost related to this loan amounted to $14,352.

The Company accounted for the 6% profit consideration for the above agreement in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the loan holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $537,614 which is being accounted as interest expense over a 5 year estimated life of the Movie based on expected future revenue streams. For the three months ended December 31, 2017, interest expense related to this loan amounted to $59,865 which has been included in interest expense and a corresponding increase in loans payable. As of December 31, 2017, loan payable net of unamortized debt discount amounted $512,943.

Additionally, in July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from issuance of loans for a total of $98,465 from the same lender above. Such loan bears 12% interest per annum and are considered due on demand as there was no set maturity. On December 12, 2017, the Company paid $25,000 towards this loan. As of December 31, 2017, loan payable amounted $73,465 and related accrued interest of $4,885.

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party. Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bears no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from this loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of $500,000, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $525,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan. The Company accounts for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5 – LOANS PAYABLE (continued)

Consequently, the initial proceeds of $300,000 is accounted for as liability or debt to be paid through the profit share arrangement. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $2,173,808 which is being accounted as interest expense over the 5 year estimated life of the Movie based on expected future revenue streams. For the three months ended December 31, 2017, interest expense related to this loan amounted to $143,477 which has been included in interest expense and a corresponding increase in loans payable. As of December 31, 2017, loan payable to such lender net of unamortized debt discount amounted $1,016,744.

Between June 2017 and July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from loans for a total of $284,800 from an unrelated party. Such loans bear no interest and are due on demand. In November 2017, the Company entered into a Release and Indemnification Agreement, whereby both parties settle, fully release and discharges any present, future or potential claims, causes of all actions, debts, sums of money, accounts, covenants, contracts, controversies, agreements, promises, trespasses, damages, judgments, and demands that either parties may have against each other. In November 2017, the loan from this lender for $284,800 was discharged and considered paid off. Consequently, the Company reduced loans payable of $284,800, accounts payable of $43,080and a corresponding decrease in film production cost for a total of $327,880.

In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from issuance of notes for a total of $20,000 from an unrelated party. Such loans bear no interest and were due 2 weeks after the date of loan. In November 2017, the Company entered into a Release and Indemnification Agreement, whereby both parties settle, fully release and discharges any present, future or potential claims, causes of all actions, debts, sums of money, accounts, covenants, contracts, controversies, agreements, promises, trespasses, damages, judgments, and demands that either parties may have against each other. In November 2017, the loan from this lender for $20,000 was discharged and considered paid off. Consequently, the Company reduced loans payable of $20,000 and a corresponding decrease in film production cost.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent of $3,000 and $3,000 during the three months ended December 31, 2017 and 2016 respectively.

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

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of December 31, 2017, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

Common stock

Between October 2017 and December 2017, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.08 to $0.09 per common share or $1,518 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $1,518 during the three months ended December 31, 2017.

Between October 2017 and December 2017, the Company issued 60,000 shares of the Company’s common stock to the CEO of the Company as payment for services rendered pursuant to the Employment agreement (see Note 8). The Company valued these common shares at the fair value ranging from $0.08 to $0.09 per common share or $5,060 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $5,060 during the three months ended December 31, 2017.

In October 2017, the Company entered into a consulting agreement for investor relations services. The initial term of the consulting agreement is for 15 days and shall be automatically extended for an additional 75 days. The consultant received compensation for the initial term equivalent to 400,000 shares of the Company’s common stock. The Company valued these common shares at the fair value of $0.065 per common share or $26,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $26,000 during the three months ended December 31, 2017.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock calculated at $0.25 per share. The Employment Agreement may be terminated by either party upon two months written notice. As of December 31, 2017, accrued salaries to Mr. Lukow amounted to $1,451 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

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

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during fiscal year 2017. The Company has not issued the 100,000 shares as of December 31, 2017 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000.

In November 2016, the Company entered into a Directors Loan-Out Agreement (the “Director Agreement”) with a movie directing company for directing services with regards to a theatrical motion picture entitled Crazy for the Boys (the “Picture”). The term of this agreement shall continue until the completion of all the movie director’s required services on the Picture. The Organizer of CFTB GA is a manager of the movie directing company. The Company agreed to pay the following:

a)	Guaranteed Compensation: $100,000 upon commencement of the official pre-production, beginning with a 5% deposit upon execution of this agreement and the full balance shall be paid no later than the delivery of the movie director’s final cut of the Picture. The Company has paid the $100,000 during fiscal year 2017 and was included in production film cost.

b)	Contingent Compensation: Subject to the production and release of the Picture. The movie director shall be entitled to receive as contingent compensation an amount equal to 5% of the net profits of the Picture, if any. Such contingent compensation is considered a participation cost which is recognized evenly as the ultimate revenues are earned in accordance with ASC 926.

c)	Box Office Bonuses upon meeting certain box office sales threshold as defined in this agreement.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

In January 2017, the Company entered into a Producer Agreement (the “Producer Agreement”) with a producer to render all services that are customarily rendered by producers of first-class feature-length motion pictures. The term of this agreement shall continue until the completion of all the producer’s required services on the Picture. The Organizer of CFTB GA is also the producer. The Company agreed to pay the following:

a)	Fixed Compensation of $75,000 payable during the pre-production, production and post production stage of the Movie as reflected in the Producer Agreement. The Company has paid the $75,000 during fiscal year 2017 and was included in production film cost.

b)	Contingent Compensation: Subject to the production and release of the Picture. The producer shall be entitled to receive as contingent compensation an amount equal to 2% of the producer’s net proceeds of the Picture, if any. Such contingent compensation is considered a participation cost which is recognized evenly as the ultimate revenues are earned in accordance with ASC 926.

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

Loan agreements

In June 2017, in connection with a loan agreement (see Note 5), through the Company’s majority owned subsidiary, CFTB GA, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the loan gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. Additionally, the initial proceeds of $300,000 received from the lender is accounted for as liability or debt to be paid through the profit share arrangement (see Note 5).

In July 2017, the Company entered into an Agreement, to extend the maturity date of a loan into December 1, 2017 from August 15, 2017 and to release a guarantee arrangement. In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement (see Note 5).

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $3,000 and $3,000 for the three months ended December 31, 2017 and 2016 respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 9 – SUBSEQUENT EVENTS

In December 2017, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $53,000 which closed on January 3, 2018. The 10% convertible promissory notes and all accrued interest are due in December 2018. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,650 in connection with this note payable which is being amortized over the term of the note.

In January 2018, the Company issued an aggregate of 1,192,901 shares of common stock to three note holders upon the conversion of $27,700 principal amount of note and $1,002 accrued interest pursuant to the conversion terms of the convertible notes.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of December 31, 2017, the results of their unaudited interim consolidated statements of operations for the three month periods ended December 31, 2017 and 2016, and their unaudited interim consolidated cash flows for the three month periods ended December 31, 2017 and 2016. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

In July 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of December 31, 2017, the interim unaudited consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the movie has been completed in July 2017 and is now in post-production.

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

Crazy for the Boys began Pre-Production in April 2017 in Los Angeles California. During the period between April 10, 2017 and May 26, 2017 the five main characters in the movie worked on vocal harmonies, choreography, and workshopping the screenplay. In addition, the five lead cast members recorded their vocals on the fourteen songs the make up the Soundtrack for Crazy For the Boys. In June of 2016, Pre-Production of the film continued in Savannah Georgia. Principal Photography commenced on July 5, 2017 in Savannah, Georgia and was completed on July 30, 2017. The film is currently in Post Production in Los Angeles California and is scheduled to be finalized in March 2018.

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

Results of Operations

For the three months ended December 31, 2017 compared to the three months ended December 31, 2016

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the three months ended December 31, 2017 and for the three months ended December 31, 2016, we did not generate any revenue.

Operating Expenses

Total operating expenses for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016, were approximately $147,000 and $185,000, respectively. The $38,000 decrease in operating expenses for the three months ended December 31, 2017 is comprised of a decrease of approximately $13,000 in compensation expenses and decrease of approximately $ 80,000 in general and administrative expenses offset by increase of approximately $55,000 in professional and consulting expense as a result of increase stock-based consulting fees, investor relations services and auditing fees.

Other Income, net

Total other expense (income), net, for the three months ended December 31, 2017 and 2016 were approximately ($518,000) and ($27,000), respectively, an increase of $491,000. The increase in other income is the primary result of the recognition of gain resulting from the decrease in fair value of derivative liabilities of approximately $1,168,000 offset by an increase in interest expense of $458,000 in connection with the issuance of convertible notes and amortization of debt discounts.

Net Income (Loss)

We reported a net income (loss) attributable to All For One Media Corp. of approximately $427,000 for the three months ended December 31, 2017, as compared to ($157,586) for the three months ended December 31, 2016 as a result of the discussion above.

Working Capital

	December 31, 2017	September 30, 2017
Current assets	$142,998	$288,890
Current liabilities	5,641,832	6,438,055
Working capital deficit	$5,498,834	$6,149,165

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit of approximately $7.1 million. In addition, there is a working capital deficiency of approximately $5,554,000 and a stockholder’s deficiency of $3,039,000 as of December 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Three months ended December 31,
	2017	2016
Net Cash Used in Operating Activities	$(175,729)	$182,549
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	75,000	150,000
Net Increase in (Decrease) in Cash	$100,729	$(32,549)

Net cash used in operating activities was approximately $176,000 for the three months ended December 31, 2017 as compared to approximately $183,000 for the three months ended December 31, 2016. During the three months ended December 31, 2017 cash was used as follows:

•	net income was approximately $371,462, and
•	a decrease in our prepaid expenses and other current assets of approximately $20,000,
•	an increase in our film cost of approximately $47,000, partially offset by
•	a decrease in our total accounts payable and accrued liabilities of approximately 35,000,
•	an increase in total accrued interest of approximately $37,000, and
•	non-cash operating expense of amortization of approximately $286,000, non-cash interest of $204,000, stock-based compensation of approximately $33,000, derivative expense of $122,000 and
•	Non-cash other income resulting from the change in fair value of derivate liabilities of $1,168,000.

During the three months ended December 31, 2016 cash was used as follows:

•	net loss was approximately $158,000, and
•	an increase in our prepaid expenses of approximately $37,000, partially offset by
•	an increase in our total accounts payable and accrued expenses of approximately $16,000, and
•	an increase in total accrued expense of approximately $5,000, and
•

non-cash operating expense of amortization of approximately $64,000, stock-based compensation of approximately $23,000, derivative expense of $135,000 and offset by change in fair value of derivate liabilities of $232,000.

Net cash provided by financing activities for the year ended December 31, 2017 was approximately $75,000 as compared to approximately $150,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we received proceeds of approximately $100,000 from the issuance of convertible notes and loans offset by repayments of $25,000 on our loans. During the year ended December 31, 2016, we received proceeds of approximately $150,000 from the issuance of convertible notes.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Simple Binomial Lattice Model.

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

In 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

On December 20, 2017, the Company issued a 10% Convertible Promissory Note with EMA Financial, LLC for principal borrowings of up to $53,000 which closed on January 3, 2018. The 10% convertible promissory notes and all accrued interest are due on December 20, 2018. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,650 in connection with this note payable which is being amortized over the term of the note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has issued various convertible notes from June 2016 to December 31, 2017 to third parties. See a more detailed description in Note 5 in the notes to the interim unaudited consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016(1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017(3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017(3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017(3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017(3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017(3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017(3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017(3)

10.19	Executive Producer Agreement dated July 5, 2017(3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017(3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017(3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017(3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017(3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017(3)

10.25	Release and Indemnification Agreement dated November 9, 2017(3)

10.26	Release and Indemnification Agreement dated November 9, 2017(3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017(3)

10.28	Promissory Note with EMA Financial dated December 20, 2017(3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017(3)

14.1	Code of Ethics(3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

__________

(1) As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.

(2) As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.

(3) As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: February 14, 2018	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

