Form 10-Q
period 2018-03-31
ALL FOR ONE MEDIA CORP.
filed 2018-05-14
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 39,062,288 shares of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$114,136	$109,785
Prepaid expenses and other current assets	105,189	179,105
Total current assets	219,325	288,890
Other assets:
Film production costs	2,886,501	2,931,849

TOTAL ASSETS	$3,105,826	$3,220,739

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$192,699	$256,273
Accrued interest	119,524	30,380
Convertible notes payable, net of debt discounts - current	661,075	183,915
Note payable	200,000	-
Loans payable, net of debt discounts	1,832,873	1,740,258
Due to related parties	2,701	2,701
Derivative liabilities	2,227,805	4,224,528
Total current liabilities	5,236,677	6,438,055

Long-term liabilities:
Convertible notes payable including accrued interest, net of debt discounts - long term	206,438	233,710
Total liabilities	5,443,115	6,671,765

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares authorized;
51 and 51 shares issued and outstanding
at March 31, 2018 and September 30, 2017, respectively)	-	-
Common stock, $0.001, 700,000,000 shares authorized:
35,442,759 shares and 25,235,361 shares issued and outstanding
as of March 31, 2018 and September 30, 2017, respectively	35,443	25,236
Additional paid-in capital	4,450,094	3,813,095
Accumulated deficit	(6,885,700)	(7,470,559)
Total All For One Media Corp. Stockholders' deficit	(2,400,163)	(3,632,228)

Non-controlling interest in subsidiary	62,874	181,202

Total Stockholders' deficit	(2,337,289)	(3,451,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,105,826	$3,220,739

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$1,338	-	$1,338	-

Operating expenses:
Compensation expense	$151,620	$22,000	$171,680	$54,520
Professional and consulting expense	75,662	263,585	176,944	309,518
General and administrative expense	38,653	25,840	64,281	74,127
Total operating expense	265,935	311,425	412,905	438,165
Loss from operations	(264,597)	(311,425)	(411,567)	(438,165)

Other income (expense)
Derivative expense	(427,350)	(63,112)	(549,741)	(198,225)
Change in fair value of derivative liabilities	1,491,990	(200,996)	2,659,618	30,565
Interest expense	(704,974)	(99,043)	(1,231,779)	(168,281)
Total other income (expense)	359,666	(363,151)	878,098	(335,941)

Income (loss) before provision for income taxes	95,069	(674,576)	466,531	(774,106)

Provision for income taxes	-	-	-	-
Net income (loss)	95,069	(674,576)	466,531	(774,106)

Losses attributable to non-controlling interest	62,762	-	118,328	-

Net income (loss) attributable to All For One Media Corp.	$157,831	$(674,576)	$584,859	$(774,106)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	29,137,404	17,734,428	27,578,635	17,125,521
Diluted	98,042,735	17,734,428	96,483,966	17,125,521

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$0.01	$(0.04)	$0.02	$(0.05)
Diluted	$(0.00)	$(0.04)	$(0.01)	$(0.05)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$466,531	$(774,106)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	679,608	153,508
Stock-based compensation	152,707	181,900
Derivative expense	549,741	198,225
Change in fair value of derivative liabilities	(2,659,618)	(30,565)
Non-cash interest expense	435,263	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	48,916	(15,142)
Film production costs	(255,614)	(78,383)
Accounts payable and accrued liabilities	(20,494)	3,403
Accrued interest	69,211	14,761
NET CASH USED IN OPERATING ACTIVITIES	(533,749)	(346,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable	(25,000)	-
Payments on convertible notes payable	(78,000)	-
Restricted cash received for subscription payable	-	250,000
Proceeds from note payable	200,000	-
Proceeds from convertible notes payable, net of issuance cost	441,100	321,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	538,100	571,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,351	225,101

CASH AND CASH EQUIVALENTS - beginning of year	109,785	44,323

CASH AND CASH EQUIVALENTS - end of period	$114,136	$269,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$42,903	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$441,100	$314,879
Reclassification of derivative liabilities to equity upon conversion	$327,946	$120,398
Issuance of common stock in connection with conversion of note payable	$166,553	$30,000
Capitalized interest related to production included in film cost	$46,918	$-
Reclassification from prepaid expense to a note payable as payment	$25,000	$-
Reduction of accounts payable and notes payable and film cost due to the release agreement	$347,880	$-

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

On December 7, 2016, the Company organized a subsidiaries in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of March 31, 2018, the Company owns approximately 73% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy for the Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of March 31, 2018, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and is now in post-production phase.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of March 31, 2018. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2017 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on January 15, 2018. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at March 31, 2018. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2018, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $105,189 and $179,105 at March 31, 2018 and September 30, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $68,939 and $165,438 at March 31, 2018 and September 30, 2017, respectively. The deposits are related to deposit payments with various unions as security for the payments of all performers and background actors and any unused excess deposits shall be returned following the completion of the Movie which the Company estimates to complete within a year.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH, 31 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of March 31, 2018 and September 30, 2017, the carrying value of the film costs was $2,886,501 and $2,931,849, respectively, which included capitalized interest of $149,120 during the six months ended March 31, 2018. During the six months ended March 31, 2018, the Company reduced film cost of $347,880 as a result of the Release and Indemnification Agreement entered into with certain lenders (see Note 5). The Company did not record any impairment losses during the six months ended March 31, 2018 and 2017 as there were no circumstances that indicate whether the fair value of the film is less than the carrying amount in accordance with ASC 926. As of March 31, 2018, the Company was still in post-production phase.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2018 and September 30, 2017.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2018:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$2,227,805	$-	$-	$2,227,805

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH, 31 2018

Basic and diluted net loss per share

Basic net earnings (loss) per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net earnings (loss) per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method and the if-converted method. At March 31, 2018 and 2017, the Company has 68,905,331and 10,449,984 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations.

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Numerator:
Net income (loss) attributable to All For One Media Corp.	$157,831	$(674,576)	$584,859	$(774,106)
Add: Interest and derivative expense	892,603	-	1,338,457	-
Less: Gain in fair value of derivative liabilities	(1,491,990)	-	(2,659,618)	-
Adjusted net income (loss) attributable to All For One Media Corp.	(441,556)	(674,576)	$(736,302)	$(774,106)

Denominator:
Weighted-average shares of common stock	29,137,404	17,734,428	27,578,635	17,125,521
Dilutive effect of convertible instruments	68,905,331	-	68,905,331	-
Diluted weighted-average of common stock	98,042,735	17,734,428	96,483,966	17,125,521

Net income (loss) per common share from:
Basic	$0.01	$(0.04)	$0.02	$(0.05)
Diluted	(0.00)	(0.04)	(0.01)	(0.05)

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2017, 2016, and 2015 tax years may still be subject to federal and state tax examination.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During fiscal year 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted to approximately 27% non-controlling interest. As of March 31, 2018, the Company recorded a non-controlling interest balance of $62,874 in connection with the majority-owned subsidiary, CFTB Movie as reflected in the accompanying consolidated balance sheets and losses attributable to non-controlling interest of $118,328 during the six months ended March 31, 2018 as reflected in the accompanying unaudited consolidated statements of operations.

Revenue Recognition

The Company adopted and implemented on January 1, 2018, ASU Topic 606 – Revenue from Contracts with Customers (“ASU 606”). The Company does not expect ASU 606 to have a material impact on its consolidated financial statements.

Upon implementation of ASU 606, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

During the six months ended March 31, 2018, the Company recognize revenue of $1,338 from streaming music sales.

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

MARCH 31, 2018

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had net cash used in operations of $533,749 for the six months ended March 31, 2018. Additionally the Company had an accumulated deficit of $6,885,700 and working capital deficit of $5,017,352 at March 31, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Uncertainty regarding these matters raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2018	September 30, 2017

Convertible notes payable – unrelated party, net of unamortized debt discount of $791,418 and $990,774, respectively	$867,513	$380,516
Less: non-current maturities, net of unamortized debt discount of $200,396 and $480,899, respectively	(206,438)	(196,601)
Convertible notes payable, current maturities	$661,075	$183,915

Convertible notes payable – current

Current portion of convertible notes payable – unrelated party consisted of the following:

	March 31, 2018	September 30, 2017
Principal amount	$1,252,097	$693,790
Less: unamortized debt discount	(591,022)	(509,875)
Convertible notes payable, net – current	$661,075	$183,915

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest were due on August 25, 2017. For fiscal year 2017, the Company received additional proceeds of $20,000 which resulted to a total of $85,000 proceeds. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 150% to 200% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. This note is in default. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes. In September 2017, in connection with the conversion $12,803 principal amount and fees of $1,200, the Company issued an aggregate of 2,154,261 shares of common stock to the noteholder. Between November 2017 and March 2018, the Company issued an aggregate of 2,243,176 common stock to the note holder upon the conversion of $45,090 of principal amount, accrued interest of $3,330 and fees of $1,200. As of March 31, 2018, the principal balance of this note is $15,700 after the conversions.

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

MARCH 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest were due in November 2017 and December 2017. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the notes were paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the notes. The Company paid original issuance cost of $6,000 in connection with these notes payable which was amortized over the term of the note. Between August 2017 and September 2017, the Company paid off the principal notes of $68,000, accrued interest of $4,058 and additional prepayment interest of $28,823. As of March 31, 2018, the principal balance of these notes was $0.

In June 2017, the Company issued 8% Convertible Promissory Note for principal borrowings of up to $165,000. The 8% convertible promissory note and all accrued interest are due in June 2018. The note is unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 62% of the volume weighted average price of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $30,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and March 2018, the Company issued an aggregate of 1,429,378 common stock to the note holder upon the conversion of $38,000 of principal amount and accrued interest of $2,172. As of March 31, 2018, the principal balance of this note is $127,000 after the conversions.

In July 2017, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $60,000. The 10% convertible promissory notes and all accrued interest were due in March 2018. The note was unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which means the lower of: i) 50% discount to the lowest trading price during the previous 20 days trading days to the date of conversion notice or ii) a 50% discount to the lowest trading price during the previous 20 trading days before the date that this note was executed. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and March 2018, the Company issued an aggregate of 3,128,844 common stock to the note holder upon the conversion of $60,000 of principal amount and accrued interest of $3,990. As of March 31, 2018, the principal balance of this note is $0 after the conversions.

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest are due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. As of March 31, 2018, the principal balance of this note is $105,397 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $78,000. The 12% convertible promissory notes and all accrued interest were due in June 2018. The notes were unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In March 2018, the Company paid off the principal notes of $78,000, accrued interest of $4,795 and additional prepayment interest of $32,903. As of March 31, 2018, the principal balance of this note was $0.

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

Between December 2017 and March 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest are due in December 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. The Company paid total original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $40,000. The 10% convertible promissory notes and all accrued interest are due in January 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 50% of the lower of: (i) the lowest closing bid price, and (ii) the lowest trading price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date. During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,000 in connection with this note payable which is being amortized over the term of the note.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000 and received initial proceeds of $40,000. The 10% convertible promissory notes and all accrued interest are due in January 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 55% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,500 in connection with this note payable which is being amortized over the term of the note.

In February 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $40,000. The 8% convertible promissory notes and all accrued interest are due in February 2019. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

In March 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000. The 10% convertible promissory notes and all accrued interest are due in March 2019. The notes are secured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In March 2018, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest are due in December 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

Accrued interest related to all unrelated party convertible note - current amounted to $70,404 and $13,826 at March 31, 2018 and September 30, 2017, respectively, which was included in accrued interest on the accompanying interim consolidated balance sheets.

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

Long-term convertible notes payable

Long-term convertible notes payable consisted of the following:

	March 31, 2018	September 30, 2017
Principal amount	$373,750	$677,500
Accrued interest	33,084	37,109
Less: unamortized debt discount	(200,396)	(480,899)
Convertible notes payable, net – long-term	$206,438	$233,710

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000 on June 21, 2016. The 10% convertible promissory note and all accrued interest are due on June 21, 2018. During fiscal year 2016, the Company received proceeds for a total of $80,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of March 31, 2018, the principal balance of this note is $0 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. During fiscal 2017 and January 2018, the Company received proceeds for a total of $87,500 and $11,250, respectively. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $9,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2018, the principal balance of this note is $98,750.

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

MARCH 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

Amortization of debt discount on convertible notes and derivative liabilities

These current and long-term notes were discounted in the total amount of $1,862,129 based on the valuations. The total $1,692,979 debt discount from the valuation of the derivatives and the total of $169,150 original issuance cost and related loan fees are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the six months ended March 31, 2018 and 2017, derivative expense was $549,741 and $198,225, respectively. The gain (loss) resulting from the change in fair value of these convertible instruments was $1,231,779 and $168,281, for the six months ended March 31, 2018 and 2017, respectively. During the six months ended March 31, 2018, the Company reclassified $327,946 of derivative liabilities to additional paid in capital as a result of the conversions of the notes payable into common stock. The Company had recorded derivative liabilities of $2,227,805 at March 31, 2018.

During the six months ended March 31, 2018, the fair value of the derivative liabilities were estimated using the Simple Binomial Lattice Model with the following assumptions:

Dividend rate	0
Term (in years)	0.25 to 1.09 years
Volatility	187% to 189%
Risk-free interest rate	1.39% to 2.09%

For the six months ended March 31, 2018, amortization of debt discounts related to these convertible notes – current and long-term amounted to $679,608, which has been included in interest expense on the accompanying consolidated statements of operations. Accrued interest related to long-term convertible note amounted to $33,084 and $37,109 at March 31, 2018 and September 30, 2017, respectively.

NOTE 5 – NOTE AND LOANS PAYABLE

Note payable

In March 2018, the Company issued an Unsecured Promissory Note for principal borrowings of $200,000 with interest payments of $10,000 per month. The promissory note and all accrued interest are due on May 2, 2018. The Company may prepay without penalty. The Company paid the $10,000 interest in March 2018.

Loans payable

Loans payable consisted of the following:

	March 31, 2018	September 30, 2017
Loan principal amount	$973,465	$1,328,265
Liability to be paid through profit share	300,000	300,000
Profit interest payable	559,408	126,345
Less: unamortized debt discount	-	(14,352)
Loans payable, net	$1,832,873	$1,740,258

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest is due on August 15, 2017. The Company received proceeds of $350,000 and paid original issuance cost and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. This loan was used for the production of the Movie. The Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. During fiscal year 2017, amortization of debt discounts related to this 12% secured loan amounted to $50,000 which has been included in film production cost as capitalized interest. Accrued interest related to this loan amounted to $42,062 at March 31, 2018 and has been included in film production cost as capitalized interest.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 5 – NOTE AND LOANS PAYABLE (continued)

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

In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 fee, ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest. For the six months ended March 31, 2018, amortization of the $25,000 debt issuance cost related to this loan amounted to $14,352.

The Company accounted for the 6% profit consideration for the above agreement in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the loan holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $537,614 which is being accounted as interest expense over a 5 year estimated life of the Movie based on expected future revenue streams. For the six months ended March 31, 2018, interest expense related to this loan amounted to $154,245 which has been included in interest expense and a corresponding increase in loans payable. As of March 31, 2018, loan payable net of unamortized debt discount amounted $579,245.

Additionally, in July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from issuance of loans for a total of $98,465 from the same lender above. Such loan bears 12% interest per annum and are considered due on demand as there was no set maturity. On December 12, 2017, the Company paid $25,000 towards this loan. As of March 31, 2018, loan payable amounted $73,465 and related accrued interest of $7,058.

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

Consequently, the initial proceeds of $300,000 is accounted for as liability or debt to be paid through the profit share arrangement. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $2,173,808 which is being accounted as interest expense over the 5 year estimated life of the Movie based on expected future revenue streams. For the six months ended March 31, 2018, interest expense related to this loan amounted to $405,163 which has been included in interest expense and a corresponding increase in loans payable. As of March 31, 2018, loan payable to such lender net of unamortized debt discount amounted $1,180,163.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 5 – NOTE AND LOANS PAYABLE (continued)

Between June 2017 and July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from loans for a total of $284,800 from an unrelated party. Such loans bear no interest and are due on demand. In November 2017, the Company entered into a Release and Indemnification Agreement, whereby both parties settle, fully release and discharges any present, future or potential claims, causes of all actions, debts, sums of money, accounts, covenants, contracts, controversies, agreements, promises, trespasses, damages, judgments, and demands that either parties may have against each other. In November 2017, the loan from this lender for $284,800 was discharged and considered paid off. Consequently, the Company reduced loans payable of $284,800, accounts payable of $43,080 and a corresponding decrease in film production cost for a total of $327,880.

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

The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent of $6,000 and $6,000 during the six months ended March 31, 2018 and 2017 respectively.

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

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of March 31, 2018, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Common stock

Between October 2017 and March 2018, the Company issued an aggregate of 36,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.05 to $0.09 per common share or $1,518 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $2,724 during the six months ended March 31, 2018.

Between October 2017 and March 2018, the Company issued 120,000 shares and 2,000,000 shares of the Company’s common stock to the CEO and COO of the Company, respectively, as payment for services rendered pursuant to Employment agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.05 to $0.09 per common share or $116,120 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $121,180 during the six months ended March 31, 2018.

In October 2017, the Company entered into a consulting agreement for investor relations services. The initial term of the consulting agreement is for 15 days and shall be automatically extended for an additional 75 days. The consultant received compensation for the initial term equivalent to 400,000 shares of the Company’s common stock. The Company valued these common shares at the fair value of $0.065 per common share or $26,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $26,000 during the six months ended March 31, 2018.

In November 2017, the Company issued 846,667 common stock to the note holder upon the conversion of $17,690 of principal amount, $3,300 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

In February 2018, the Company entered into a 24 month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month. The Company issued an aggregate of 50,000 shares of the Company’s common stock valued at the fair value ranging from $0.05 to $0.06 per common share or $2,803 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $2,803 during the six months ended March 31, 2018.

Between January 2018 and March 2018, the Company issued an aggregate of 6,754,731 common stock to various note holders upon the conversion of $130,003 of principal amount, $13,359 accrued interest and $1,600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreements

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock calculated at $0.25 per share (see Note 7). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of March 31, 2018, accrued salaries to Mr. Lukow amounted to $5,651 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

On January 31, 2018, the Company entered into a 5 year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first 4 months and then 20,000 shares of the Company’s common stock every month thereafter (see Note 7). The employment agreement may be terminated by either party upon 14 days written notice. As of March 31, 2018, accrued salaries to Mr. Kra amounted to $8,000 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

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

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during fiscal year 2017. The Company has not issued the 100,000 shares as of March 31, 2018 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000.

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

MARCH 31, 2018

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

In February 2018, the Company entered into a 24 month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month. This consulting agreement may be terminated by either party upon 30 days written notice.

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

MARCH 31, 2018

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $6,000 and $6,000 for the six months ended March 31, 2018 and 2017 respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued an aggregate of 3,619,529 common stock to various note holders upon the conversion of $72,500 of principal amount, $5,156 accrued interest and $1,200 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

In April 2018, the Company entered into an amendment agreement with a certain note holder of convertible notes issued in July 2017 and September 2017 whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.02.

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of March 31, 2018, the results of their unaudited interim consolidated statements of operations for the six month periods ended March 31, 2018 and 2017, and their unaudited interim consolidated cash flows for the six month periods ended March 31, 2018 and 2017. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

In July 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of March 31, 2018, the interim unaudited consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the movie has been completed in July 2017 and is now in post-production.

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

Crazy for the Boys began Pre-Production in April 2017 in Los Angeles California. During the period between April 10, 2017 and May 26, 2017 the five main characters in the movie worked on vocal harmonies, choreography, and workshopping the screenplay. In addition, the five lead cast members recorded their vocals on the fourteen songs the make up the Soundtrack for Crazy For the Boys. In June of 2016, Pre-Production of the film continued in Savannah Georgia. Principal Photography commenced on July 5, 2017 in Savannah, Georgia and was completed on July 30, 2017. The film is currently in Post Production in Los Angeles California and is scheduled to be finalized in July 2018.

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

Results of Operations

For the three and six months ended March 31, 2018 compared to the three and six months ended March 31, 2017

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the three and six months ended March 31, 2018 we generated minimal revenues of $1,338 from streaming music sales as compared to none for the three and six months ended March 31, 2017.

Operating Expenses

Total operating expenses for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017, were approximately $413,000 and $438,000, respectively. The $25,000 decrease in operating expenses for the six months ended March 31, 2018 is primarily comprised of a decrease of approximately of $133,000 in stock based consulting fees and $10,000 decrease in general and administrative expenses due to decrease in legal fees offset by increase in compensation due to the hiring of our new COO and the increase in base salary of our CEO during the six months ended March 31, 2018.

Total operating expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, were approximately $266,000 and $311,000, respectively. The $45,000 decrease in operating expenses for the three months ended March 31, 2018 is primarily comprised of a decrease of approximately of $188,000 in stock based consulting fees and $10,000 decrease in general and administrative expenses due to decrease in legal fees offset by increase in compensation due to the hiring of our new COO and the increase in base salary of our CEO during and $13,000 increase in general and administrative expenses due to increase travel related expenses during the six months ended March 31, 2018.

Other Expenses, net

Total other expense (income), net, for the six months ended March 31, 2018 and 2017 were approximately $(878,000) and $336,000, respectively, an increase of $1,214,000. The increase in other income is the primary result of the recognition of derivative expense of $550,000 and an increase in interest expense of $1,063,000 in connection with the issuance of convertible notes offset by the gain resulting from the decrease in fair value of derivative liabilities of approximately $2,660,000.

Total other expense (income), net, for the three months ended March 31, 2018 and 2017 were approximately $(360,000) and 363,000, respectively, an increase of $723,000. The increase in other income is the primary result of the recognition of derivative expense of $427,000, an increase in interest expense of $606,000 in connection with the issuance of convertible notes offset by the gain from the decrease in fair value of derivative liabilities of approximately $1,492,000.

Net Income (Loss)

We reported a net income (loss) attributable to All For One Media Corp. of approximately $585,000 for the six months ended March 31, 2018, as compared to ($774,000) for the six months ended March 31, 2017 as a result of the discussion above. We reported a net income (loss) attributable to All For One Media Corp. of approximately $158,000 for the three months ended March 31, 2018, as compared to ($675,000) for the three months ended March 31, 2017 as a result of the discussion above.

Working Capital

	March 31, 2018	September 30, 2017
Current assets	$219,325	$288,890
Current liabilities	5,236,677	6,438,055
Working capital deficit	$5,017,352	$6,149,165

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit of approximately $6.9 million. In addition, there is a working capital deficiency of approximately $5,017,000 and a stockholder’s deficiency of $2,337,000 as of March 31, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Six months ended March 31,
	2018	2017
Net Cash Used in Operating Activities	$(533,749)	$(346,399)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	538,100	571,500
Net Increase (Decrease) in Cash	$4,351	$225,101

Net cash used in operating activities was approximately $534,000 for the six months ended March 31, 2018 as compared to approximately $346,000 for the six months ended March 31, 2017. During the six months ended March 31, 2018 cash was used as follows:

•	net income was approximately $467,000, and
•	an increase in our film cost of approximately $256,000, partially offset by,
•	a decrease in our prepaid expenses and other current assets of approximately $49,000,
•	a decrease in our total accounts payable and accrued liabilities of approximately 20,000,
•	an increase in total accrued interest of approximately $69,000, and
•	non-cash operating expense of amortization of approximately $680,000, non-cash interest of $435,000, stock-based compensation of approximately $153,000, derivative expense of $550,000 and
•	Non-cash other income resulting from the change in fair value of derivate liabilities of $2,660,000.

During the six months ended March 31, 2017 cash was used as follows:

•	net loss was approximately $774,000, and
•	an increase in our prepaid expenses of approximately $15,000,
•	an increase in our film cost of approximately $78,000, partially offset by
•	an increase in our total accounts payable and accrued expenses of approximately $3,000,
•	an increase in total accrued expense of approximately $15,000, and
•

non-cash operating expense of amortization of approximately $154,000, stock-based compensation of approximately $182,000, derivative expense of $198,000 and offset by change in fair value of derivate liabilities of $31,000.

Net cash provided by financing activities for the six months ended March 31, 2018 was approximately $538,000 as compared to approximately $572,000 for the six months ended March 31, 2017. During the six months ended March 31, 2018, we received proceeds of approximately $641,000 from the issuance of convertible notes and nonconvertible note offset by repayments of $103,000 on our loans and convertible note. During the six months ended March 31, 2017, we received proceeds of approximately $322,000 from the issuance of convertible notes and restricted cash for subscription payable of $250,000.

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

ITEM 3 . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Promissory Notes

On January 15, 2018, the Company issued a 10% Convertible Promissory Note to Crown Bridge Partners, LLC for principal borrowings of up to $80,000 and received initial proceeds of $40,000. The 10% convertible promissory notes and all accrued interest are due in January 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 55% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,500 in connection with this note payable which is being amortized over the term of the note.

On January 29, 2018, the Company issued a 10% Convertible Promissory Notes to Adar Bays, LLC for principal borrowings of up to $40,000. The 10% convertible promissory note and all accrued interest are due in January 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 50% of the lower of: (i) the lowest closing bid price, and (ii) the lowest trading price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date. During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,000 in connection with this note payable which is being amortized over the term of the note.

On February 12, 2018, the Company issued 8% Convertible Promissory Notes in favor of GS Capital Partners, LLC for principal borrowings of up to $40,000. The 8% convertible promissory notes and all accrued interest are due in February 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On March 22, 2018, the Company issued 12% Convertible Promissory Note in favor of Power Up Lending Group, Ltd. for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest are due in December 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On March 26, 2018, the Company issued 10% Convertible Promissory Notes in favor of GS Capital Partners, LLC for principal borrowings of up to $80,000. The 10% convertible promissory notes and all accrued interest are due in February 2019. The notes are secured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note.

Common Share Issuances

Between January 2018 and March 2018, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Between January 2018 and March 2018, the Company issued 60,000 shares and 2,000,000 shares of the Company’s common stock to the CEO and COO of the Company, respectively, as payment for services rendered pursuant to Employment agreements. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

In February 2018, the Company entered into a 24 month consulting agreement for investor relations services with Foresight Financial. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month. The Company issued an aggregate of 50,000 shares of the Company’s common stock during the quarter ended March 31, 2018. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 31, 2018, the Company issued 681,818 shares of common stock to JSJ Investments upon the conversion of $15,000 in principal, $0 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On February 2, 2018, the Company issued 200,000 shares of common stock to Auctus Fund, LLC upon the conversion of $2,700 in principal, $0 accrued interest and $500 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On February 5, 2018, the Company issued 311,083 shares of common stock to GS Capital Partners, LLC upon the conversion of $10,000 in principal, $501.92 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On February 19, 2018, the Company issued 600,000 shares of common stock to Auctus Fund, LLC upon the conversion of $4,603.29 in principal, $4,496.71 accrued interest and $500 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On March 7, 2018, the Company issued 477,939 shares of common stock to GS Capital Partners, LLC upon the conversion of $13,000 in principal, $749.37 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On March 8, 2018, the Company issued 997,506 shares of common stock to JSJ Investments upon the conversion of $20,000 in principal, $0 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On March 19, 2018, the Company issued 1,396,509 shares of common stock to Apollo Capital Corp. upon the conversion of $27,400 in principal, $0 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On March 26, 2018, the Company issued 640,356 shares of common stock to GS Capital Partners, LLC upon the conversion of $15,000 in principal, $920.55 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 4, 2018, the Company issued 1,449,520 shares of common stock to JSJ Investments upon the conversion of $25,000 in principal, $0 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 11, 2018, the Company issued 918,690 shares of common stock to Apollo Capital Corp. upon the conversion of $15,100 in principal, $2,673.79 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 12, 2018, the Company issued 666,900 shares of common stock to GS Capital Partners, LLC upon the conversion of $17,000 in principal, $1,110.36 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 16, 2018, the Company issued 1,193,182 shares of common stock to Apollo Capital Corp. upon the conversion of $20,400 in principal, $0 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 24, 2018, the Company issued 840,757 shares of common stock to GS Capital Partners, LLC upon the conversion of $20,000 in principal, $1,372.05 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has issued various convertible notes from June 2016 to March 31, 2018 to third parties. See a more detailed description in Note 5 in the notes to the interim unaudited consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016(1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017(3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017(3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017(3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017(3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017(3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017(3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017(3)

10.19	Executive Producer Agreement dated July 5, 2017(3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017(3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017(3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017(3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017(3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017(3)

10.25	Release and Indemnification Agreement dated November 9, 2017(3)

10.26	Release and Indemnification Agreement dated November 9, 2017(3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017(3)

10.28	Promissory Note with EMA Financial dated December 20, 2017(3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017(3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 *

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 *

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 *

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 *

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 *

14.1	Code of Ethics(3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

ALL FOR ONE MEDIA CORP.

Date: May 14, 2018	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

