Form 10-Q
period 2018-06-30
ALL FOR ONE MEDIA CORP.
filed 2018-08-14
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 49,973,865 shares of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$100,726	$109,785
Prepaid expenses and other current assets	89,439	179,105
Total current assets	190,165	288,890
Other assets:
Film production costs	2,996,239	2,931,849

TOTAL ASSETS	$3,186,404	$3,220,739

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$195,780	$256,273
Accrued interest	195,229	30,380
Convertible notes payable, net of unamortized debt discounts - current	947,127	183,915
Note payable - related party	200,000	-
Convertible notes payable, net of unamortized debt discounts	2,100,369	1,740,258
Due to related parties	2,701	2,701
Derivative liabilities	1,732,652	4,224,528
Total current liabilities	5,373,858	6,438,055

Long-term liabilities:
Convertible notes payable including accrued interest, net of unamortized debt discounts	-	233,710
Total liabilities	5,373,858	6,671,765

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Preferred stock ($0.001 Par Value; 51 shares authorized; 51 and 51 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively)	-	-
Common stock, $0.001, 700,000,000 shares authorized: 47,419,864 shares and 25,235,361 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	47,420	25,236
Additional paid-in capital	5,443,029	3,813,095
Accumulated deficit	(7,667,766)	(7,470,559)
Total All For One Media Corp. Stockholders' deficit	(2,177,317)	(3,632,228)

Non-controlling interest in subsidiary	(10,137)	181,202

Total Stockholders' deficit	(2,187,454)	(3,451,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,186,404	$3,220,739

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$1,383	-	$2,721	-

Operating expenses:
Compensation expense	$271,026	$21,002	$442,706	$75,522
Professional and consulting expense	56,695	49,101	233,639	358,619
General and administrative expense	37,263	181,123	101,544	255,250
Total operating expense	364,984	251,226	777,889	689,391
Loss from operations	(363,601)	(251,226)	(775,168)	(689,391)

Other income (expense)
Derivative expense	(1,022,908)	(509,408)	(1,572,649)	(707,633)
Change in fair value of derivative liabilities	1,334,637	129,475	3,994,255	160,040
Other expense from loan guarantee	-	(100,000)	-	(100,000)
Forbearance fee	(46,541)	-	(46,541)	-
Interest expense	(756,664)	(191,250)	(1,988,443)	(359,531)
Total other income (expense)	(491,476)	(671,183)	386,622	(1,007,124)

Loss before provision for income taxes	(855,077)	(922,409)	(388,546)	(1,696,515)

Provision for income taxes	-	-	-	-
Net loss	(855,077)	(922,409)	(388,546)	(1,696,515)

Losses attributable to non-controlling interest	73,011	24,419	191,339	24,419

Net loss attributable to All For One Media Corp.	$(782,066)	$(897,990)	$(197,207)	$(1,672,096)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	41,653,825	20,582,102	32,270,365	18,277,715
Diluted	41,653,825	20,582,102	80,631,207	18,277,715

NET LOSS PER COMMON SHARE OUTSTANDING
Basic	$(0.02)	$(0.04)	$(0.01)	$(0.09)
Diluted	$(0.02)	$(0.04)	$(0.02)	$(0.09)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388,546)	$(1,696,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,076,804	298,948
Stock-based compensation	384,300	185,841
Warrants granted in connection with forbearance fee	21,541	-
Derivative expense	1,572,649	707,633
Change in fair value of derivative liabilities	(3,994,255)	(160,040)
Non-cash legal expense	10,000	-
Non-cash interest expense	709,260	26,200
Non-cash other expense from loan guarantee	-	100,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	64,666	(309,033)
Film production costs	(348,972)	(1,015,803)
Accounts payable and accrued liabilities	(17,413)	176,017
Accrued interest	106,114	34,336
NET CASH USED IN OPERATING ACTIVITIES	(803,852)	(1,652,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable	(25,000)	-
Payments on convertible notes payable	(148,307)	-
Payments on note payable	(200,000)	-
Proceeds from loans payable, net of issuance cost	-	784,800
Proceeds from note payable	200,000	-
Proceeds from note payable - related party	200,000	-
Proceeds from sale of membership interest in subsidiary	-	400,000
Proceeds from convertible notes payable, net of issuance cost	768,100	818,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	794,793	2,003,300

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,059)	350,884

CASH AND CASH EQUIVALENTS - beginning of year	109,785	44,323

CASH AND CASH EQUIVALENTS - end of period	$100,726	$395,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$84,932	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$778,100	$811,879
Reclassification of derivative liabilities to equity upon conversion	$848,371	$244,431
Issuance of common stock in connection with conversion of note payable	$397,906	$103,323
Capitalized interest related to production included in film cost	$63,298	$-
Reclassification from prepaid expense to a note payable as payment	$25,000	$-
Reduction of accounts payable and notes payable and film cost due to the release agreement	$347,880	$-

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On December 7, 2016, the Company organized a subsidiaries in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of June 30, 2018, the Company owns approximately 73% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy for the Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of June 30, 2018, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie was completed in July 2017 and the Company has released a rough cut of the film and released a distributor trailer. The Company plans on completing post-production and finalizing recording and distribution agreements during its net fiscal quarter ending September 30th, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of June 30, 2018. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2017 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on January 15, 2018. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at June 30, 2018. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2018, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $89,439 and $179,105 at June 30, 2018 and September 30, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $68,939 and $165,438 at June 30, 2018 and September 30, 2017, respectively. The deposits are related to deposit payments with various unions as security for the payments of all performers and background actors and any unused excess deposits shall be returned following the completion of the Movie which the Company estimates to complete within a year.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2018 and September 30, 2017, the carrying value of the film costs was $2,996,239 and $2,931,849, respectively, which included capitalized interest of $165,500 during the nine months ended June 30, 2018. During the nine months ended June 30, 2018, the Company reduced film cost of $347,880 as a result of the Release and Indemnification Agreement entered into with certain lenders (see Note 5). The Company did not record any impairment losses during the nine months ended June 30, 2018 and 2017 as there were no circumstances that indicate whether the fair value of the film is less than the carrying amount in accordance with ASC 926. As of June 30, 2018, the Company was still in post-production phase.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2018 and September 30, 2017.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2018:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$1,732,652	$-	$-	$1,732,652

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Basic and diluted net loss per share

Basic net earnings (loss) per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net earnings (loss) per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method and the if-converted method. At June 30, 2018, the Company has 48,360,842 potentially dilutive securities outstanding related to the convertible promissory notes and 400,000 warrants. At June 30, 2017, the Company has 42,924,480 potentially dilutive securities outstanding related to the convertible promissory notes. The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations.

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017

Numerator:
Net loss attributable to All For One Media Corp.	$(782,066)	$(897,990)	$(197,207)	$(1,672,096)
Add: Interest and derivative expense	-	-	2,860,533	-
Less: Gain in fair value of derivative liabilities	-	-	(3,994,255)	-
Adjusted net income (loss) attributable to All For One Media Corp.	(782,066)	(897,990)	$(1,330,929)	$(1,672,096)

Denominator:
Weighted-average shares of common stock	41,653,825	20,582,102	32,270,365	18,277,715
Dilutive effect of convertible instruments	-	-	48,360,842	-
Diluted weighted-average of common stock	41,653,825	20,582,102	80,631,207	18,277,715

Net loss per common share from:
Basic	$(0.02)	$(0.04)	$(0.01)	$(0.09)
Diluted	(0.02)	(0.04)	(0.02)	(0.09)

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

JUNE 30, 2018

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

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During fiscal year 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted to approximately 27% non-controlling interest. As of June 30, 2018, the Company recorded a non-controlling interest balance of ($10,137) in connection with the majority-owned subsidiary, CFTB Movie as reflected in the accompanying consolidated balance sheets and losses attributable to non-controlling interest of $191,339 during the nine months ended June 30, 2018 as reflected in the accompanying unaudited consolidated statements of operations.

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

During the nine months ended June 30, 2018, the Company recognize revenue of $2,721 from streaming music sales.

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

JUNE 30, 2018

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had net cash used in operations of $803,852 for the nine months ended June 30, 2018. Additionally the Company had an accumulated deficit of $7,667,766 and working capital deficit of $5,183,693 at June 30, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Uncertainty regarding these matters raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2018	September 30, 2017

Convertible notes payable – unrelated party, net of unamortized debt discount of $756,220 and $990,774, respectively	$947,127	$380,516
Less: non-current maturities, net of unamortized debt discount of $0 and $480,899, respectively	-	(196,601)
Convertible notes payable, current maturities	$947,127	$183,915

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes payable – current

Current portion of convertible notes payable – unrelated party consisted of the following:

	June 30, 2018	September 30, 2017
Principal amount	$1,703,347	$693,790
Less: unamortized debt discount	(756,220)	(509,875)
Convertible notes payable, net – current	$947,127	$183,915

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest were due on August 25, 2017. For fiscal year 2017, the Company received additional proceeds of $20,000 which resulted to a total of $85,000 proceeds. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 150% to 200% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. This note is in default. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes. In September 2017, in connection with the conversion $12,803 principal amount and fees of $1,200, the Company issued an aggregate of 2,154,261 shares of common stock to the noteholder. Between November 2017 and April 2018, the Company issued an aggregate of 3,161,866 common stock to the note holder upon the conversion of $60,790 of principal amount, accrued interest of $5,974 and fees of $1,200. As of June 30, 2018, the principal balance of this note is $0 after the conversions.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest are due on October 25, 2018. During fiscal year 2017, the Company received proceeds for a total of $95,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which will be amortized over the term of the note. Between April 2018 and May 2018, the Company issued an aggregate of 3,068,182 common stock to the note holder upon the conversion of $52,800 of principal amount, accrued interest of $0 and fees of $1,200. As of June 30, 2018, the principal balance of this note is $42,200 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest were due in November 2017 and December 2017. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the notes were paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the notes. The Company paid original issuance cost of $6,000 in connection with these notes payable which was amortized over the term of the note. Between August 2017 and September 2017, the Company paid off the principal notes of $68,000, accrued interest of $4,058 and additional prepayment interest of $28,823. As of June 30, 2018, the principal balance of these notes was $0.

In June 2017, the Company issued 8% Convertible Promissory Note for principal borrowings of up to $165,000. The 8% convertible promissory note and all accrued interest are due in April 2019 The note is unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 62% of the volume weighted average price of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $30,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and May 2018, the Company issued an aggregate of 5,202,060 common stock to the note holder upon the conversion of $148,000 of principal amount and accrued interest of $10,158. As of June 30, 2018, the principal balance of this note is $17,000 after the conversions.

In July 2017, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $60,000. The 10% convertible promissory notes and all accrued interest were due in March 2018. The note was unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which means the lower of: i) 50% discount to the lowest trading price during the previous 20 days trading days to the date of conversion notice or ii) a 50% discount to the lowest trading price during the previous 20 trading days before the date that this note was executed. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and March 2018, the Company issued an aggregate of 3,128,844 common stock to the note holder upon the conversion of $60,000 of principal amount and accrued interest of $3,990. As of June 30, 2018, the principal balance of this note is $0 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest are due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. As of June 30, 2018, the principal balance of this note is $105,397 after the conversions. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share (see note below). This note is past maturity but it is not in default.

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

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $78,000. The 12% convertible promissory notes and all accrued interest were due in June 2018. The notes were unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In March 2018, the Company paid off the principal notes of $78,000, accrued interest of $4,795 and additional prepayment interest of $32,903. As of June 30, 2018, the principal balance of this note was $0.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The 12% convertible promissory notes and all accrued interest are due in June 2018. The notes are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share (see note below). This note is past maturity but it is not in default.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In May 2018, the Company paid off the principal notes of $53,000, accrued interest of $3,101 and additional prepayment interest of $22,538. As of June 30, 2018, the principal balance of this note was $0.

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

In December 2017, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $53,000 which closed on January 3, 2018. The 10% convertible promissory notes and all accrued interest are due in December 2018. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,650 in connection with this note payable which is being amortized over the term of the note. In May 2018, the Company received a notice amending the terms of the note due to more favorable terms granted to other note holders per the terms of the Securities Purchase Agreement. Consequently, the terms were amended to increase the original principal amount by $5,300 and increased the interest rate from 10% to 12% per annum. In June 2018, the Company issued an aggregate of 2,044,551 common stock to the note holder upon the conversion of $40,993 of principal amount and paid off the principal notes of $17,307, accrued interest of $2,882 and additional prepayment interest of $10,047. As of June 30, 2018, the principal balance of this note is $0 after the conversions.

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

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000 and received total proceeds of $60,000 to date. The 10% convertible promissory notes and all accrued interest are due in January 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 55% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,500 in connection with this note payable which is being amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

In April 2018, the Company entered into an amendment agreement with a certain note holder of 12% convertible notes issued in July 2017 and September 2017 both for principal amounts of $110,000 whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock (see Note 7) and $25,000 in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.02. The 400,000 warrants were valued on the grant date at approximately $0.05 per warrant or a total of $21,541 using a Black-Scholes option pricing model. The Company accounted for this transaction under ASC 407-50-40 Debt Modification and Extinguishments and determined that such transaction do not apply with this ASC guidance.

On May 21, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $16,500 and received initial proceeds of $11,000. The initial net proceeds were used to directly pay legal fees. On June 27, 2018, the Company entered into an Amended Promissory Note with this note. The Amended Promissory Note amended a certain 10% Convertible Promissory Note by removing the variability of the conversion feature of the note and establishing a fixed conversion price of $0.041 per share. Principal and all accrued interest is due on January 24, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to $0.041 per share. The Company paid original issuance cost and related loan fees of $1,000 in connection with this note payable which is being amortized over the term of the note.

On May 7, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on February 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On May 16, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $85,000. The 12% convertible promissory note and all accrued interest is due on May 16, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the lowest 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 135% to 150% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $8,000 in connection with this note payable which is being amortized over the term of the note.

On June 1, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $90,000. The 10% convertible promissory note and all accrued interest are due on June 1, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid original issuance cost of $7,000 in connection with this note payable which will be amortized over the term of the note.

On June 15, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on March 30, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

Accrued interest related to all unrelated party convertible note - current amounted to $128,057 and $13,826 at June 30, 2018 and September 30, 2017, respectively, which was included in accrued interest on the accompanying interim consolidated balance sheets.

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

Long-term convertible notes payable

Long-term convertible notes payable consisted of the following:

	June 30, 2018	September 30, 2017
Principal amount	$-	$677,500
Accrued interest	-	37,109
Less: unamortized debt discount	-	(480,899)
Convertible notes payable, net – long-term	$-	$233,710

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of June 30, 2018, the principal balance of this note is $0 after the conversions.

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

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. During fiscal 2017 and January 2018, the Company received proceeds for a total of $87,500 and $11,250, respectively. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $9,000 in connection with this note payable which will be amortized over the term of the note. As of June 30, 2018, the principal balance of this note is $98,750.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

The principal along with the accrued interest related to the 10% Convertible Promissory Notes above were reclass to current portion of convertible notes as each of the respective maturity dates are within 12 months as of June 30, 2018.

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

Amortization of debt discount on convertible notes and derivative liabilities

These current and long-term notes were discounted in the total amount of $2,213,129 based on the valuations. The total $2,029,979 debt discount from the valuation of the derivatives and the total of $193,150 original issuance cost and related loan fees are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the nine months ended June 30, 2018 and 2017, derivative expense was $1,572,649 and $707,633, respectively. The gain (loss) resulting from the change in fair value of these convertible instruments was $3,994,255 and $160,040, for the nine months ended June 30, 2018 and 2017, respectively. During the nine months ended June 30, 2018, the Company reclassified $848,370 of derivative liabilities to additional paid in capital as a result of the conversions of the notes payable into common stock. The Company had recorded derivative liabilities of $1,732,652 at June 30, 2018.

During the nine months ended June 30, 2018, the fair value of the derivative liabilities were estimated using the Simple Binomial Lattice Model with the following assumptions:

Dividend rate	0
Term (in years)	0.25 to 1.09 years
Volatility	185% to 193%
Risk-free interest rate	1.39% to 2.33%

For the nine months ended June 30, 2018 and 2017, amortization of debt discounts related to these convertible notes – current and long-term amounted to $1,076,804 and $298,948, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. Accrued interest related to long-term convertible note amounted to $0 and $37,109 at June 30, 2018 and September 30, 2017, respectively.

NOTE 5 – NOTE AND LOANS PAYABLE

Note payable

In March 2018, the Company issued an Unsecured Promissory Note for principal borrowings of $200,000 with interest payments of $10,000 per month. The promissory note and all accrued interest are due on May 2, 2018. The Company may prepay without penalty. The Company paid the $10,000 interest in March 2018. The Company paid off this note in May 2018.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The COO of the Company is a trustee of the affiliated company.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 5 – NOTE AND LOANS PAYABLE (continued)

Loans payable

Loans payable consisted of the following:

	June 30, 2018	September 30, 2017
Loan principal amount	$973,465	$1,328,265
Liability to be paid through profit share	300,000	300,000
Profit interest payable	826,904	126,345
Less: unamortized debt discount	-	(14,352)
Loans payable, net	$2,100,369	$1,740,258

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest is due on August 15, 2017. The Company received proceeds of $350,000 and paid original issuance cost and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. This loan was used for the production of the Movie. The Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. During fiscal year 2017, amortization of debt discounts related to this 12% secured loan amounted to $50,000 which has been included in film production cost as capitalized interest. Accrued interest related to this loan amounted to $56,244 at June 30, 2018 and has been included in film production cost as capitalized interest.

In July 2017, the Company entered into an Agreement (the “Agreement”), to extend the maturity date to December 1, 2017 from August 15, 2017 and to release the guarantee as discussed below. Beginning on December 1, 2017, and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 fee, ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest. For the nine months ended June 30, 2018, amortization of the $25,000 debt issuance cost related to this loan amounted to $14,352.

The Company accounted for the 6% profit consideration for the above agreement in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the loan holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $537,614 which is being accounted as interest expense over a 5 year estimated life of the Movie based on expected future revenue streams. For the nine months ended June 30, 2018, interest expense related to this loan amounted to $154,245 which has been included in interest expense and a corresponding increase in loans payable. As of June 30, 2018, loan payable net of unamortized debt discount amounted $654,948.

Additionally, in July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from issuance of loans for a total of $98,465 from the same lender above. Such loan bears 12% interest per annum and are considered due on demand as there was no set maturity. On December 12, 2017, the Company paid $25,000 towards this loan. As of June 30, 2018, loan payable amounted $73,465 and related accrued interest of $9,256.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 5 – NOTE AND LOANS PAYABLE (continued)

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

Consequently, the initial proceeds of $300,000 is accounted for as liability or debt to be paid through the profit share arrangement. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $2,173,808 which is being accounted as interest expense over the 5 year estimated life of the Movie based on expected future revenue streams. For the nine months ended June 30, 2018, interest expense related to this loan amounted to $596,955 which has been included in interest expense and a corresponding increase in loans payable. As of June 30, 2018, loan payable to such lender net of unamortized debt discount amounted $1,371,955.

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

JUNE 30, 2018

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

The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent of $9,000 and $9,000 during the nine months ended June 30, 2018 and 2017 respectively.

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

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of June 30, 2018, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The COO of the Company is a trustee of the affiliated company.

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

Common stock

Between October 2017 and June 2018, the Company issued an aggregate of 54,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.05 to $0.17 per common share or $1,518 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $4,383 during the nine months ended June 30, 2018.

Between October 2017 and June 2018, the Company issued 180,000 shares and 4,020,000 shares of the Company’s common stock to the CEO and COO of the Company, respectively, as payment for services rendered pursuant to Employment agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.05 to $0.17 per common share or $116,120 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $344,206 during the nine months ended June 30, 2018.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

In October 2017, the Company entered into a consulting agreement for investor relations services. The initial term of the consulting agreement is for 15 days and shall be automatically extended for an additional 75 days. The consultant received compensation for the initial term equivalent to 400,000 shares of the Company’s common stock. The Company valued these common shares at the fair value of $0.065 per common share or $26,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $26,000 during the nine months ended June 30, 2018.

In November 2017, the Company issued 846,667 common stock to the note holder upon the conversion of $17,690 of principal amount, $3,300 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

In February 2018, the Company entered into a 24 month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month. The Company issued an aggregate of 125,000 shares of the Company’s common stock valued at the fair value ranging from $0.05 to $0.17 per common share or $9,711 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $9,711 during the nine months ended June 30, 2018.

Between January 2018 and June 2018, the Company issued an aggregate of 16,558,836 common stock to various note holders upon the conversion of $349,496 of principal amount, $24,019 accrued interest and $3,400 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

Stock Warrants

In April 2018, the Company entered into an amendment agreement with a certain note holder of convertible notes issued in July 2017 and September 2017 (see Note 4) whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock and $25,000 in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. The warrants has a term of 5 years from the date of grant and was exercisable at an exercise price of $0.02. The 400,000 warrants were valued on the grant date at approximately $0.05 per warrant or a total of $21,541 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the quoted trading price on the dates of grants), volatility of 186%, expected term of 10 years, and a risk free interest rate of 2.64%.During the nine months ended June 30, 2018, the Company recorded total forbearance fee of $46,541 in connection with this amendment agreement.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreements

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock calculated at $0.25 per share (see Note 7). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of June 30, 2018, accrued salaries to Mr. Lukow amounted to $4,651 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

On January 31, 2018, the Company entered into a 5 year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first 4 months and then 20,000 shares of the Company’s common stock every month thereafter (see Note 7). The employment agreement may be terminated by either party upon 14 days written notice. As of June 30, 2018, accrued salaries to Mr. Kra amounted to $32,000 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during fiscal year 2017. The Company has not issued the 100,000 shares as of June 30, 2018 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000.

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

In July 2017, the Company entered into an Executive Producer Agreement (the “Executive Producer Agreement”) with an executive producer to provide executive producing services, which are usually and customarily performed by executive producers in the motion picture industry. The term of this agreement shall continue until the completion of all the executive producer’s required services on the Picture. The Company agreed to pay the following:

a)	Fixed Compensation of $50,000 payable in five equal installments. The Company has paid the $50,000 and was included in production film cost.

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

JUNE 30, 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $9,000 and $9,000 for the nine months ended June 30, 2018 and 2017 respectively.

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company shall issue to GHS a $40,000 promissory note which shall mature 6 months from execution (see Note 9).

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company issued an aggregate of 2,554,001 common stock to various note holders upon the conversion of $44,400 of principal amount, $17,743 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

On July 16, 2018 the Company paid off a 10% convertible promissory note dated on January 23, 2018 with principal amount of $40,000 including accrued interest of $1,863 and prepayment penalty of $20,109.

On July 17, 2018 the Company paid off a 10% convertible promissory note dated on January 30, 2018 with principal amount of $40,000 including accrued interest of $1,852 and prepayment penalty of $14,015.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 9 – SUBSEQUENT EVENTS (continued)

On July 13, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest are due on July 13, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note.

On July 30, 2018, the Company issued an 8% promissory note for $40,000 to GHS (see Note 8). The 8% promissory note and all accrued interest are due on January 30, 2019. The promissory note was issued as payment for the commitment fee in connection with the equity financing agreement dated on April 11, 2018 (see Note 8).

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of June 30, 2018, the results of their unaudited interim consolidated statements of operations for the nine month periods ended June 30, 2018 and 2017, and their unaudited interim consolidated cash flows for the nine month periods ended June 30, 2018 and 2017. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

In July 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of June 30, 2018, the interim unaudited consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the movie has been completed in July 2017 and is now in post-production and expected completion date is by September 2018.

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

Crazy for the Boys began Pre-Production in April 2017 in Los Angeles California. During the period between April 10, 2017 and May 26, 2017 the five main characters in the movie worked on vocal harmonies, choreography, and workshopping the screenplay. In addition, the five lead cast members recorded their vocals on the fourteen songs the make up the Soundtrack for Crazy For the Boys. In June of 2016, Pre-Production of the film continued in Savannah Georgia. Principal Photography commenced on July 5, 2017 in Savannah, Georgia and was completed on July 30, 2017. The Company has released a rough cut of the film and released a distributor trailer. The Company plans on completing post-production and finalizing recording and distribution agreements during its net fiscal quarter ending September 30th, 2018.

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

Results of Operations

For the three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the three and nine months ended June 30, 2018 we generated minimal revenues of $1,383 and $2,721, respectively, from streaming music sales as compared to none for the three and nine months ended June 30, 2017.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017, were approximately $778,000 and $689,000, respectively. The $89,000 increase in operating expenses for the nine months ended June 30, 2018 is primarily comprised of an increase in compensation of $367,000 due to the hiring of our new COO and the increase in base salary of our CEO during the nine months ended June 30, 2018 offset by decrease of approximately of $125,000 in professional and consulting fees due to decrease stock based consulting fees and legal fees and $154,000 decrease in general and administrative expenses primarily due to decrease in adverting expenses.

Total operating expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, were approximately $365,000 and $251,000, respectively. The $114,000 increase in operating expenses for the three months ended June 30, 2018 is primarily comprised of an increase in compensation of $250,000 due to the hiring of our new COO and the increase in base salary of our CEO during the three months ended June 30, 2018 offset by decrease of approximately of $154,000 decrease in general and administrative expenses primarily due to decrease in adverting expenses.

Other Expenses, net

Total other expense (income), net, for the nine months ended June 30, 2018 and 2017 were approximately $(387,000) and $1,007,000, respectively, an increase of $1,394,000. The increase in other income is the primary result of the recognition of derivative expense of $1,573,000 and an increase in interest expense of $1,629,000 in connection with the issuance of convertible notes offset by the gain resulting from the decrease in fair value of derivative liabilities of approximately $3,994,000.

Total other expense (income), net, for the three months ended June 30, 2018 and 2017 were approximately $491,000 and $671,000, respectively, a decrease of $180,000. The decrease in other expense is the primary result of the recognition of derivative expense of $1,023,000, an increase in interest expense of $565,000 in connection with the issuance of convertible notes offset by the gain from the decrease in fair value of derivative liabilities of approximately $1,335,000.

Net Loss

We reported a net loss attributable to All For One Media Corp. of approximately $(197,000) for the nine months ended June 30, 2018, as compared to $(1,672,000) for the nine months ended June 30, 2017 as a result of the discussion above. We reported a net loss attributable to All For One Media Corp. of approximately $(782,000) for the three months ended June 30, 2018, as compared to $(898,000) for the three months ended June 30, 2017 as a result of the discussion above.

Working Capital

	June 30, 2018	September 30, 2017
Current assets	$190,165	$288,890
Current liabilities	5,373,858	6,438,055
Working capital deficit	$5,183,693	$6,149,165

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit of approximately $7.7 million. In addition, there is a working capital deficiency of approximately $5,184,000 and a stockholder’s deficiency of approximately $2,187,000 as of June 30, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Nine months ended June 30,
	2018	2017
Net Cash Used in Operating Activities	$(803,852)	$(1,652,416)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	794,793	2,003,300
Net Increase (Decrease) in Cash	$(9,059)	$350,884

Net cash used in operating activities was approximately $804,000 for the nine months ended June 30, 2018 as compared to approximately $1,652,000 for the nine months ended June 30, 2017. During the nine months ended June 30, 2018 cash was used as follows:

•	net loss was approximately $389,000, and
•	an increase in our film cost of approximately $349,000, partially offset by,
•	a decrease in our prepaid expenses and other current assets of approximately $65,000,
•	a decrease in our total accounts payable and accrued liabilities of approximately 17,000,
•	an increase in total accrued interest of approximately $106,000, and
•

non-cash operating expense of amortization of approximately $1,077,000, non-cash interest of $709,000, non-cash legal expense of $10,000, stock-based compensation of approximately $384,000, stock-based debt forbearance fee of $22,000, derivative expense of $1,573,000 and

•	Non-cash other income resulting from the change in fair value of derivate liabilities of $3,994,000.

During the nine months ended June 30, 2017 cash was used as follows:

•	net loss attributable to All for One Media Corp. was approximately $1,697,000, and
•	an increase in our prepaid expenses and other current assets of approximately $309,000,
•	an increase in our film cost of approximately $1,016,000, partially offset by
•	an increase in our total accounts payable and accrued expenses of approximately $176,000,
•	an increase in total accrued expense of approximately $34,000, and
•

non-cash operating expense of amortization of approximately $299,000, stock-based compensation of approximately $186,000, derivative expense of $708,000, non-cash interest of $26,000, non-cash other expense of $100,000, and offset by change in fair value of derivative liabilities of $160,000.

Net cash provided by financing activities for the nine months ended June 30, 2018 was approximately $795,000 as compared to approximately $2.0 million for the nine months ended June 30, 2017. During the nine months ended June 30, 2018, we received proceeds of approximately $1,168,000 from the issuance of convertible notes and nonconvertible note offset by repayments of $373,000 on our loans, convertible notes and nonconvertible note. During the nine months ended June 30, 2017, we received proceeds of approximately $1.6 million from the issuance of convertible notes and loans and $400,000 from the sale of membership interest in our subsidiary.

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

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

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2018, the Company issued 1,254,330 shares of common stock to GS Capital Partners, LLC upon the conversion of $30,000 in principal, $2,196.16 in accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On May 23, 2018, the Company issued 1,875,000 shares of common stock to Apollo Capital Corp. upon the conversion of $32,400 in principal, $0 in accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On June 1, 2018, the Company issued 1,010,695 shares of common stock to GS Capital Partners, LLC upon the conversion of $43,000 in principal, $3,308.05 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On June 14, 2018, the Company issued 2,044,551 shares of common stock to EMA Financial upon the conversion of $40,993 in principal, $0 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On July 13, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest are due on July 13, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note.

On July 30, 2018, the Company issued an 8% promissory note for $40,000 to GHS. The 8% promissory note and all accrued interest are due on January 30, 2019. The promissory note was issued as payment for the commitment fee in connection with the equity financing agreement dated on April 11, 2018.

On July 19, 2018, the Company issued 586,716 shares of common stock to GS Capital Partners, LLC upon the conversion of $17,000 in principal, $1,479.23 accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On July 31, 2018, the Company issued 1,967,285 shares of common stock to Apollo Capital Corp. upon the conversion of $27,400 in principal, $16,263.92 in accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has issued various convertible notes from June 2016 to June 30, 2018 to third parties. See a more detailed description in Note 5 in the notes to the interim unaudited consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017(3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 *

14.1	Code of Ethics (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: August 14, 2018	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

