Form 10-K
period 2018-09-30
ALL FOR ONE MEDIA CORP.
filed 2019-01-15
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $3,081,024.55.

Outstanding Shares

As of January 15, 2019, the Registrant had 61,620,491 shares of common stock outstanding and 51 shares of preferred stock outstanding

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

We have generated nominal revenues, we have an accumulated deficit of $8.6 million as of September 30, 2018, and we anticipate generating losses for the next twelve months. As of September 30, 2018, we had cash and cash equivalents of $58,344, and we will need to raise capital to implement our planned operations. If we are unable to do so, an entire investment in our stock could be lost. To address this concern, we have had discussions with prospective investors interested in financing the Company directly, as well as joint venture partners who have expressed interest in funding or co-funding certain of our projects. Our independent public accounting firm has issued an audit opinion, which includes a statement that the results of our operations and our financial condition raise substantial doubt about our ability to continue as a going concern.

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

Trademarks & Copyrights

We own the website URLs www.dramadrama.com, www.allforone.media, and www.thescab.org.

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

We intend to rely on a number of production, distribution, and marketing methods. Our primary focus will be the production, distribution, and marketing of Drama Drama. Our management team has never produced, distributed or marketed a movie. Production, distribution, and marketing of movies is highly competitive and there can be no assurance that we will be able to market our product.

We are dependent on a limited number of proprietary copyrights.

We intend to derive all revenue from two properties, the Drama Drama film and the associated soundtrack, which, even if successful, will likely generate revenues for only a limited period of time. Because our licensing revenue is highly subject to the changing trends in the entertainment business, our licensing revenue may be subject to dramatic increases and decreases. Nevertheless, we feel that by promoting these two properties to launch our brand, we can successfully leverage the maturity of social media to connect tweens with content that is relevant and with which they can identify. We plan to expand our operations with other films and the creation of a girl band and boy band.

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

Several factors have contributed to an industry-wide decline in sales of home entertainment products in physical formats in recent years, including consumers shifting to on demand video subscriptions and electronic purchases and rentals; consumers electing to rent films using discount rental kiosks; changing retailer strategies and initiatives ( e.g. , reduction in floor space devoted to home entertainment products in physical formats); retail store closures; weak economic conditions; increasing competition for consumer discretionary time and spending; and piracy. The Company’s efforts to offset the decline in sales of home entertainment products in physical formats and to make digital ownership of content more attractive to consumers may not be successful or may take several more years to become successful.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was first quoted on an over-the-counter market on September 9, 2009 and is currently traded as an OTCQB company, trading under the symbol “AFOM.” We have 1,500,000,000 shares of common stock authorized.

Holders

As of January 15, 2019, there were 61,620,491 shares of our common stock issued and outstanding, held by 70 stockholders of record. There are 51 shares of Series A preferred stock outstanding held by one shareholder of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuance of Shares

On August 8, 2018, the Company issued 1,150,567 shares of common stock to GS Capital Partners LLC. upon the conversion of $25,000 in principal, $1,923.29 in accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On September 4, 2018, the Company issued 544,221 shares of common stock to Apollo Capital Corp. upon the conversion of $10,768.75 in principal, $115.66 in accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On September 19, 2018, the Company issued 1,828,571 shares of common stock to Apollo Capital Corp. upon the conversion of $0 in principal, $31,400 in accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On August 22, 2018, the Company issued 1,927,898 shares of common stock to Crown Bridge Partners, LLC upon the exercise of cashless warrants. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for another security of the Company, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On October 4, 2018, the Company issued 600,000 shares of common stock to Auctus Fund, LLC upon the conversion of $0 in principal, $8,800 in accrued interest and $500 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On October 9, 2018, the Company issued 1,691,253 shares of common stock to GS Capital Partners, LLC upon the conversion of $25,000 in principal, $2,263.01 in accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of of the Securities Act.

On November 7, 2018, the Company issued 2,724,200 shares of common stock to Auctus Fund, LLC upon the conversion of $27,366.37 in principal, $7,820.65 in accrued interest and $500 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On November 9, 2018, the Company issued 1,373,634 shares of common stock to GS Capital Partners, LLC upon the conversion of $17,250 in principal, $1,678.68 in accrued interest and $0 in fees pursuant to the conversion terms of the convertible notes described herein. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of of the Securities Act.

On November 29, 2018, the Company issued 2,927,619 shares of common stock to Crown Bridge Partners, LLC upon the cashless exercise of certain warrants. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

Issuance of Promissory Notes

On September 14, 2018, the Company issued a 10% Convertible Promissory Note to One44 Capital LLC for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest are due on September 14, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180 day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note.

On September 21, 2018, the Company issued a 12% Convertible Promissory Note to Power Up Lending Group Ltd. for principal borrowings of up to $58,000. The 12% convertible promissory note and all accrued interest is due on July 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180 day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On October 24, 2018, the Company issued 8% Convertible Promissory Notes to GS Capital Partner, LLC for principal borrowings of $40,000. The 8% convertible promissory notes and all accrued interest are due in February 2019. The note is unsecured and bear interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days to the conversion date. The Company does not have a right to prepay the note within 6 months of the issuance date of this note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest are due on October 31, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 138% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $16,000 in connection with this note payable which will be amortized over the term of the note.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC for principal borrowings of up to $120,000. The 10% convertible promissory note and all accrued interest are due on November 6, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $2,000 in connection with this note payable which will be amortized over the term of the note.

On November 13, 2018, the Company issued a 12% Convertible Promissory Note with Power UP Lending Group Ltd. for principal borrowings of up to $73,000. The 12% convertible promissory note and all accrued interest is due on July 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note to GS Capital Partner, LLC for principal borrowings of up to $140,000. The 10% convertible promissory note and all accrued interest are due on November 23, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $4,000 in connection with this note payable which will be amortized over the term of the note.

On November 20, 2018, the Company issued a 12% Convertible Promissory Note to Coolidge Capital, LLC for principal borrowings of up to $100,000. The 12% convertible promissory note and all accrued interest are due on August 20, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $6,000 in connection with this note payable which will be amortized over the term of the note.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with Auctus Fund, LLC for principal borrowings of up to $250,000. The 12% convertible promissory note and all accrued interest are due on May 27, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $20,750 in connection with this note payable which will be amortized over the term of the note.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note to GS Capital Partner, LLC for principal borrowings of up to $150,000. The 10% convertible promissory note and all accrued interest are due on December 13, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $4,000 in connection with this note payable which will be amortized over the term of the note.

On December 21, 2018, the Company issued a 12% Convertible Promissory Note to Power Up Lending Group, Ltd. for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on July 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with to GS Capital Partners, LLC for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest are due on December 28, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $11,000 in connection with this note payable which will be amortized over the term of the note.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with to GS Capital Partners, LLC for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $8,000 in connection with this note payable which will be amortized over the term of the note.

Purchases of Equity Securities by Us and Affiliated Purchasers

On October 30 2018, the Company entered into a Settlement Agreement and Release with a certain note holder of various 10% convertible notes payable (see Note 4), whereby the Company agrees to pay the note holder a total pay off amount of $646,962 to be paid in three tranches as follows: $228,354 due on October 31, 2018, $191,081 due on November 30, 2018 and $227,526 due on December 30, 2018 in exchange for the release of the total principal amount of $594,000 plus the related accrued interest. In October 2018, November 2018 and December 2018, the Company paid payments tranche 1, 2 and 3 pursuant to the Settlement Agreement and Release.

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

Plan of Operation

All For One Media Corp. is in the business of targeting the lucrative tween demographic across a multitude of entertainment platforms. The Company’s primary business objective is to embark on creating, launching and marketing original pop music groups, commonly referred to as “boy bands” and “girl groups,” by utilizing both traditional and social media models. All For One Media owns over fifty completed professionally produced master recordings, as well as a full-length motion picture tentatively entitled Drama Drama (formerly with a working title of “Crazy For the Boys”)(the “Film”) that is ready for release. This musical comedy’s backstory creates a fictional girl group by the name of “Drama Drama”, and the Company intends to launch a new girl group with the same name simultaneous to the release of the Film.

The Company expects to generate revenues from movie receipts, sales, downloads and streaming of original recorded music, videos, motion pictures, music publishing, live performances, licensed merchandise and corporate sponsorships.

The Company recently completed post-production of the Film, and William Morris/Endeavor Content has been contracted as exclusive sales agents to sell the film’s distribution rights in the United States and Canada. The Company anticipates that it will consummate a sale the distribution rights to the Film during 2019.

The Company is currently preparing to launch a new girl group (hereinafter the “Girl Group”) called “Drama Drama” consisting of five teenage girls. Each group member portrays a different fictional character. Each character represents a distinct cross-section of popular teen personas. They are the “hip-hop girl,” the “punk rocker,” the “biker babe,” the “hippie chick,” and “preppie cheerleader.” Each character will be highly stylized to represent a distinct fashion statement. An overriding theme to the group is the celebration of individuality. The underlying social message is anti-clique. The girl group will be marketed to children primarily between the ages of seven and fourteen. This target demo is often referred to as the “tween market.”

The Company believes the Film is the first movie in history to launch an original pop group. Our hope is that the movie, which includes fourteen original songs and professional choreography, will not only resonate with its tween target demographic and produce significant movie-related revenue but also serve as a unique marketing strategy to launch the Girl Group and the five distinct characters introduced in the Film.

The Company is likewise developing a cast and projects for a boy band (hereinafter the “Boy Band”) consisting of five teenage boys . A screenplay is currently being developed, and original music is being written to launch the Boy Band. The cast members of the Boy Band will be paid a guaranteed salary. The Boy Band members will be contractually obligated to make the Boy Band their full-time professional commitment. Management believes the boys cast for the group will be of the highest triple threat caliber. When the Company is ready to produce Boy Band projects, it expects the costs and scheduling of such to be similar to those incurred for the production of the Girl Group and Drama Drama. The Company anticipates that it will begin casting for the Boy Band in the summer of 2019.

The Company is in the process of producing a documentary about the pop boy band “Dream Street.” Formed in mid-1999, Dream Street had a meteoric rise and a precipitous fall. The Company has retained the services of World Media Group Inc. in New York to digitize over 1,000 hours of Dream Street video footage including extensive rare material that has never been seen before including the initial auditions, rehearsals, live performances as well as capturing captivating behind the scenes moments.

Previously, during 2016, the Company acquired all of the rights to the Master Recordings by former Billboard number one selling, Gold-certified artists, Dream Street. Dream Street was one of the most popular boy bands of the last decade. All for One Media’s CEO and President, Brian Lukow, was a co-creator of Dream Street. The group’s songs are currently being distributed through all major digital platforms including, Spotify, iTunes, and Pandora and are currently producing minimal revenues.

The Company is also in development of a documentary film about the treatment of prisoners of war. To that end, in September 2018, the Company licensed, "never before seen footage" from the Vietnam War. The footage includes a never-released interview with Senator McCain from 1993 and footage from the Hanoi Hilton (where prisoners of war were detained after capture).

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

Results of Operations

For the years ended September 30, 2018 and 2017

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the year ended September 30, 2018, we generated minimal revenues of $5,258, from streaming music sales as compared to none for the year ended September 30, 2017.

Operating Expenses

Total operating expenses for the year ended September 30, 2018 as compared to the year ended September 30, 2017, were approximately $934,000 and $968,000, respectively. The approximately $34,000 decrease in operating expenses for the year ended September 30, 2018 is comprised of a decrease of $182,000 primarily in stock based consulting fees to our directors and consultants, decrease of approximately $174,000 in general and administrative expenses primarily due to public company expenses, rent, marketing and travel related expenses as a result of an increase in operations of the Company primarily due to decrease in adverting expenses offset by an increase in compensation of $322,000 due to the hiring of our former COO and the increase in base salary of our CEO during the year ended September 30, 2018.

Other Expenses

Total other expense, net, for the year ended September 30, 2018 and 2017 were approximately 211,000 and $3,986,000, respectively, a decrease of $3,710,000. The decrease in other expense is the primary result of the increase in gain from the decrease in fair value of derivative liabilities of approximately $5,424,000 offset by the increase in interest expense of $1,880,000.

Net loss

We reported a net loss attributable to All For One Media Corp. of approximately $1,141,000 for the year ended September 30, 2018, as compared to $4,890,000 for the year ended September 30, 2017.

Working Capital

	September 30, 2018	September 30, 2017
Current assets	$131,849	$288,890
Current liabilities	6,587,971	6,438,055
Working capital deficit	$6,456,122	$6,149,165

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit of approximately $8.6 million. In addition, there is a working capital deficiency of approximately $6,456,000 and a stockholder’s deficiency of $3,240,000 as of September 30, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Years ended September 30,
	2018	2017
Net Cash Used in Operating Activities	$(1,008,234)	$(3,453,303)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	956,793	3,518,765
Net (Decrease) Increase in Cash	$(51,441)	$65,462

Net cash used in operating activities was approximately $1,008,234 for the year ended September 30, 2018 as compared to approximately $3,453,303 for the year ended September 30, 2017. During the year ended September 30, 2018 cash was used as follows:

•	net loss was approximately $1,359,000, and
•	a decrease in our prepaid expenses and other current assets of approximately $106,000,
•	an increase in our film cost of approximately $632,000, partially offset by $347,900 due to the release agreement,
•	an increase in our total accounts payable and accrued liabilities of approximately $175,000,
•	an increase in total accrued interest of approximately $110,000, and
•

non-cash operating expense of amortization of approximately $1,433,928, stock-based compensation of approximately $394,000, stock-based debt forbearance fee of $22,000, derivative expense of $1,814,000 and

•	non-cash other income resulting from the change in fair value of derivative liabilities of $4,060,000.

Net cash used in operating activities was approximately $3,453,000 for the year ended September 30, 2017. During the year ended September 30, 2017 cash was used as follows:

•	net loss was approximately $4,954,000, and
•	an increase in our prepaid expenses and other current assets of approximately $159,000,
•	an increase in our film cost of approximately $2,830,000, partially offset by
•	an increase in our total accounts payable and accrued liabilities of approximately $220,000,
•	an increase in total accrued interest of approximately $59,000, and
•

non-cash operating expense of amortization of approximately $527,000, stock-based compensation of approximately $317,000, derivative expense of $1,774,000 and change in fair value of derivate liabilities of $1,364,000.

Net cash provided by financing activities for the year ended September 30, 2018 was approximately $957,000 as compared to approximately $3,518,000 for the year ended September 30, 2017. During the year ended September 30, 2018, we received proceeds of approximately $1,463,000 from the issuance of convertible notes, nonconvertible note and loans offset by repayments of $506,000 on our loans, convertible notes and nonconvertible note. During the year ended September 30, 2017, we received proceeds of approximately $2,487,000 from the issuance of convertible notes and loans and $800,000 from the sale of membership interest in our subsidiary offset by repayments of $68,000 on our convertible notes.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for fiscal 2019. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

ALL FOR ONE MEDIA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

All for One Media Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of All for One Media Corp. and its subsidiaries (collectively, the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

January 14, 2019

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$58,344	$109,785
Prepaid expenses and other current assets	73,505	179,105
Total current assets	131,849	288,890
Other assets:
Film production costs	3,216,067	2,931,849

TOTAL ASSETS	$3,347,916	$3,220,739

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$340,601	$256,273
Accrued interest	285,476	30,380
Convertible notes payable, net of unamortized debt discounts - current	1,087,051	183,915
Note payable	40,000	-
Note payable - related party	200,000	-
Loans payable, net of unamortized debt discounts	2,209,488	1,740,258
Due to related parties	2,701	2,701
Derivative liabilities	2,422,654	4,224,528
Total current liabilities	6,587,971	6,438,055

Long-term liabilities:
Convertible notes payable including accrued interest, net of unamortized debt discounts	-	233,710
Total liabilities	6,587,971	6,671,765

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Preferred stock ($0.001 Par Value; 51 shares authorized; 51 and 51 shares issued and outstanding at September 30, 2018 and 2017, respectively)	-	-
Common stock, $0.001, 1,500,000,000 shares authorized: 55,638,122 shares and 25,235,361 shares issued and outstanding as of September 30, 2018 and 2017, respectively	55,638	25,236
Additional paid-in capital	5,352,315	3,813,095
Accumulated deficit	(8,611,139)	(7,470,559)
Total All For One Media Corp. Stockholders' deficit	(3,203,186)	(3,632,228)

Non-controlling interest in subsidiary	(36,869)	181,202

Total Stockholders' deficit	(3,240,055)	(3,451,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,347,916	$3,220,739

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2018	2017

Revenues	$5,258	-

Operating expenses:
Compensation expense	$496,374	$174,040
Professional and consulting expense	306,882	488,704
General and administrative expense	131,109	305,459
Total operating expense	934,365	968,203
Loss from operations	(929,107)	(968,203)

Other income (expense)
Derivative expense	(1,814,179)	(1,773,794)
Change in fair value of derivative liabilities	4,059,642	(1,363,996)
Other expense from loan guarantee	-	(100,000)
Forbearance fee	(46,541)	-
Interest income	-	5
Interest expense	(2,628,466)	(747,944)
Total other income (expense)	(429,544)	(3,985,729)

Loss before provision for income taxes	(1,358,651)	(4,953,932)

Provision for income taxes	-	-
Net loss	(1,358,651)	(4,953,932)

Losses attributable to non-controlling interest	218,071	64,228

Net loss attributable to All For One Media Corp.	$(1,140,580)	$(4,889,704)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	37,044,404	19,465,939

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.03)	$(0.25)

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Preferred Stock Series A $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2016	-	$-	16,509,852	$16,510	$2,350,889	($2,580,855)	$-	($213,456)

Issuance of preferred stock for services	51	-	-	-	84,580	-	-	84,580

Issuance of common stock for services	-	-	2,550,000	2,550	225,391	-	-	227,941

Sale of membership interest in subsidiary	-	-	-	-	581,840	-	218,160	800,000

Issuance of membership interest in subsidiary in connection with loan guarantee	-	-	-	-	72,730	-	27,270	100,000

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	6,175,509	6,176	111,150	-	-	117,326

Reclassification of derivative liabilities to equity	-	-	-	-	386,515	-	-	386,515

Net loss for the year ended September 30, 2017	-	-	-	-	-	(4,889,704)	(64,228)	(4,953,932)

Balance, September 30, 2017	51	-	25,235,361	25,236	3,813,095	(7,470,559)	181,202	(3,451,026)

Issuance of common stock for services	-	-	4,992,000	4,992	389,371	-	-	394,363

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	23,482,863	23,482	506,975	-	-	530,457

Issuance of common stock in connection with exercise of warrants	-	-	1,927,898	1,928	(1,928)	-	-	-

Reclassification of derivative liabilities to equity	-	-	-	-	638,804	-	-	638,804

Issuance of warrants in connection with convertible note payable	-	-	-	-	5,998	-	-	5,998

Net loss for the year ended September 30, 2018	-	-	-	-	-	(1,140,580)	(218,071)	(1,358,651)

Balance, September 30, 2018	51	$-	55,638,122	$55,638	$5,352,315	$(8,611,139)	$(36,869)	$(3,240,055)

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,358,651)	$(4,953,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,433,928	526,854
Stock-based compensation	394,363	316,902
Warrants granted in connection with forbearance fee	21,541	-
Derivative expense	1,814,179	1,773,794
Change in fair value of derivative liabilities	(4,059,642)	1,363,996
Non-cash legal expense	15,000	-
Non-cash interest expense	808,329	128,745
Non-cash other expense from loan guarantee	-	100,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	120,600	(159,105)
Film production costs	(482,909)	(2,829,647)
Accounts payable and accrued liabilities	174,558	219,674
Accrued interest	110,470	59,416
NET CASH USED IN OPERATING ACTIVITIES	(1,008,234)	(3,453,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received in connection with a profit share arrangement	-	300,000
Payments on loan payable	(25,000)	-
Payments on convertible notes payable	(281,307)	(68,000)
Payments on note payable	(200,000)	-
Proceeds from loans payable, net of issuance cost	11,250	1,228,265
Proceeds from note payable	200,000	-
Proceeds from note payable - related party	200,000	-
Proceeds from convertible notes payable, net of issuance cost	1,051,850	1,258,500
Proceeds from sale of membership interest in subsidiary	-	800,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	956,793	3,518,765

NET CHANGE IN CASH AND CASH EQUIVALENTS	(51,441)	65,462

CASH AND CASH EQUIVALENTS - beginning of year	109,785	44,323

CASH AND CASH EQUIVALENTS - end of year	$58,344	$109,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$141,802	$32,881
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$1,066,850	$1,251,879
Reclassification of derivative liabilities to equity upon conversion	$638,804	$386,515
Issuance of common stock in connection with conversion of note payable	$530,457	$117,326
Capitalized interest related to production included in film cost	$149,189	$102,202
Expenses directly paid on behalf of the Company	$-	$64,465
Reclassification from prepaid expense to a note payable as payment	$25,000	$-
Reduction of accounts payable and notes payable and film cost due to the release agreement	$347,880	$-
Issuance of warrants in connection with convertible note payable	$5,998	$-
Issuance of promissory note as deferred financing cost	$40,000	$-
Issuance of common stock in connection with exercise of warrants	$1,928	$-

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

On December 7, 2016, the Company organized a subsidiaries in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2018, the Company owns approximately 73% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy for the Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2018, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. The Company has scheduled a screening in January 2019 for potential bidding of offers from potential buyers.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at September 30, 2018. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2018, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $73,505 and $179,105 at September 30, 2018 and 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $16,254 and $165,438 at September 30, 2018 and 2017, respectively. The deposits were related to deposit payments with various unions as security for the payments of all performers and background actors and any unused excess deposits shall be returned following the completion of the Movie in December 2018. Additionally, included in other current assets are deferred financing costs of $40,000 and $0 at September 30, 2018 and 2017, respectively. Upon recognition of the proceeds from an equity financing agreement (see Note 8), any deferred financing costs will be reported as a direct deduction from the amount of the proceeds received.

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

SEPTEMBER 30, 2018 AND 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2018 and 2017 the carrying value of the film costs was $3,216,067 and $2,931,849, respectively, which included capitalized interest of $182,498 and $102,202 during the year ended September 30, 2018 and 2017, respectively. During the year ended September 30, 2018, the Company reduced film cost of $347,880 as a result of the Release and Indemnification Agreement entered into with certain lenders (see Note 4). The Company did not record any impairment losses during the year ended September 30, 2018 and 2017 as there were no circumstances that indicate whether the fair value of the film is less than the carrying amount in accordance with ASC 926. As of September 30, 2018, the Company was still in post-production phase which was then completed in December 2018.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2018 and 2017.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2018:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$2,422,654	$-	$-	$2,422,654

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At September 30, 2018 and 2017, the Company has 101,533,885 and 133,580,149 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Additionally at September 30, 2018 and 2017, the Company has 511,111 and 0 warrants as of September 30, 2018 and 2017, respectively. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

SEPTEMBER 30, 2018 AND 2017

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

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted to approximately 27% non-controlling interest. As of September 30, 2018 and 2017, the Company recorded a non-controlling interest balance of $(36,869) and $181,202, respectively, in connection with the majority-owned subsidiary, CFTB Movie as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $218,071 and $64,228 during the year ended September 30, 2018 and 2017, respectively, as reflected in the accompanying consolidated statements of operations.

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

Revenue Recognition

The Company adopted and implemented on January 1, 2018, ASU Topic 606 – Revenue from Contracts with Customers (“ASU 606”). ASU 606 did not have a material impact on its consolidated financial statements.

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

During the year ended September 30, 2018, the Company recognize revenue of $5,258 from streaming music sales.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 and its adoption did not have a material impact on the Company’s consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2018, the FASB issued ASU No. 2018-07 ”Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

In August 2018, the FASB issued ASU 2018-13, ”Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $1,358,651 and $1,008,234 respectively, for the year ended September 30, 2018. Additionally the Company had an accumulated deficit of $8,611,139 and working capital deficit of $6,456,122 at September 30, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Uncertainty regarding these matters raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2018	September 30, 2017

Convertible notes payable – unrelated party, net of debt discount of $704,345 and $990,774, respectively	$1,087,051	$380,516
Less: non-current maturities, net of debt discount of $0 and $480,899, respectively	-	(196,601)
Convertible notes payable, current maturities	$1,087,051	$183,915

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

Convertible note payable – current

At September 30, 2018 and September 30, 2017, current portion of convertible notes payable – unrelated party consisted of the following:

	September 30, 2018	September 30, 2017
Principal amount	$1,791,396	$693,790
Less: unamortized debt discount	(704,345)	(509,875)
Convertible notes payable, net – current	$1,087,051	$183,915

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest were due on August 25, 2017. For fiscal year 2017, the Company received additional proceeds of $20,000 which resulted to a total of $85,000 proceeds. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 150% to 200% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. This note is in default. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes. In September 2017, in connection with the conversion $12,803 principal amount and fees of $1,200, the Company issued an aggregate of 2,154,261 shares of common stock to the noteholder. Between November 2017 and April 2018, the Company issued an aggregate of 3,161,866 common stock to the note holder upon the conversion of $60,790 of principal amount, accrued interest of $5,974 and fees of $1,200. As of September 30, 2018, the principal balance of this note was $0 after the conversions.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest are due on October 25, 2018. During fiscal year 2017, the Company received proceeds for a total of $95,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which will be amortized over the term of the note. Between April 2018 and September 2018, the Company issued an aggregate of 5,579,688 common stock to the note holder upon the conversion of $95,000 of principal amount, accrued interest of $12,349 and fees of $1,200. As of September 30, 2018, the principal balance of this note was $0 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest are due on December 27, 2018. During fiscal 2017, the Company received proceeds for a total of $200,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note. In October 2018, the Company entered into a Settlement Agreement and Release with this note holder (see Note 10).

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest were due in November 2017 and December 2017. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the notes were paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the notes. The Company paid original issuance cost of $6,000 in connection with these notes payable which was amortized over the term of the note. Between August 2017 and September 2017, the Company paid off the principal notes of $68,000, accrued interest of $4,058 and additional prepayment interest of $28,823. As of September 30, 2018, the principal balance of these notes was $0.

In June 2017, the Company issued 8% Convertible Promissory Note for principal borrowings of up to $165,000. The 8% convertible promissory note and all accrued interest are due in April 2019 The note is unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 62% of the volume weighted average price of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $30,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and July 2018, the Company issued an aggregate of 5,788,776 common stock to the note holder upon the conversion of $165,000 of principal amount and accrued interest of $11,637. As of September 30, 2018, the principal balance of this note was $0 after the conversions.

In July 2017, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $60,000. The 10% convertible promissory notes and all accrued interest were due in March 2018. The note was unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which means the lower of: i) 50% discount to the lowest trading price during the previous 20 days trading days to the date of conversion notice or ii) a 50% discount to the lowest trading price during the previous 20 trading days before the date that this note was executed. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and March 2018, the Company issued an aggregate of 3,128,844 common stock to the note holder upon the conversion of $60,000 of principal amount and accrued interest of $3,990. As of September 30, 2018, the principal balance of this note is $0 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest are due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. As of September 30, 2018, the principal balance of this note is $105,397 after the conversions. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share (see note below). This note is past maturity but it is not in default.

In August 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest are due in August 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the volume weighted average price of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. In August 2018, the Company issued an aggregate of 1,150,567 common stock to the note holder upon the conversion of $25,000 of principal amount and accrued interest of $1,923. As of September 30, 2018, the principal balance of this note was $85,000 after the conversions.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $78,000. The 12% convertible promissory notes and all accrued interest were due in June 2018. The notes were unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In March 2018, the Company paid off the principal notes of $78,000, accrued interest of $4,795 and additional prepayment interest of $32,903. As of September 30, 2018, the principal balance of this note was $0.

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

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In November 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest are due in September 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In May 2018, the Company paid off the principal notes of $53,000, accrued interest of $3,119 and additional prepayment interest of $22,538. As of September 30, 2018, the principal balance of this note was $0.

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

In December 2017, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $53,000 which closed on January 3, 2018. The 10% convertible promissory notes and all accrued interest are due in December 2018. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,650 in connection with this note payable which is being amortized over the term of the note. In May 2018, the Company received a notice amending the terms of the note due to more favorable terms granted to other note holders per the terms of the Securities Purchase Agreement. Consequently, the terms were amended to increase the original principal amount by $5,300 and increased the interest rate from 10% to 12% per annum. In June 2018, the Company issued an aggregate of 2,044,551 common stock to the note holder upon the conversion of $40,993 of principal amount and paid off the principal notes of $17,307, accrued interest of $2,882 and additional prepayment interest of $10,047. As of September 30, 2018, the principal balance of this note was $0 after the conversions.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $40,000. The 10% convertible promissory notes and all accrued interest are due in January 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 50% of the lower of: (i) the lowest closing bid price, and (ii) the lowest trading price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date. During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,000 in connection with this note payable which is being amortized over the term of the note. In July 2018, the Company paid off the principal notes of $40,000, accrued interest of $1,852 and additional prepayment interest of $14,015. As of September 30, 2018, the principal balance of this note was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000 and received total proceeds of $60,000 to date. The 10% convertible promissory notes and all accrued interest are due in January 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 55% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,500 in connection with this note payable which is being amortized over the term of the note. In January 2018 and May 2018, in connection with the issuance of this note, the Company granted an aggregate of 1 year 333,333 warrants to purchase the Company’s common stock (see Note 7). The warrants had a term of 1 year from the date of grants and was exercisable at an exercise price of $0.18. In July 2018, the Company paid off the principal notes of $40,000, accrued interest of $1,432 and additional prepayment interest of $20,540. As of September 30, 2018, the principal balance of this note was $20,000.

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

In March 2018, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest are due in December 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In September 2018, the Company paid off the principal notes of $53,000, accrued interest of $3,276 and additional prepayment interest of $22,315. As of September 30, 2018, the principal balance of this note was $0.

In April 2018, the Company entered into an amendment agreement with a certain note holder of 12% convertible notes issued in July 2017 and September 2017 both for principal amounts of $110,000 whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock (see Note 7) and $25,000 in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.20. The 400,000 warrants were valued on the grant date at approximately $0.05 per warrant or a total of $21,541 using a Black-Scholes option pricing model. The Company accounted for this transaction under ASC 407-50-40 Debt Modification and Extinguishments and determined that such transaction do not apply with this ASC guidance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On May 21, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $16,500 and received proceeds of $16,500. The net proceeds were used to directly pay legal fees. On June 27, 2018, the Company entered into an Amended Promissory Note with this note. The Amended Promissory Note amended a certain 10% Convertible Promissory Note by removing the variability of the conversion feature of the note and establishing a fixed conversion price of $0.041 per share. Principal and all accrued interest is due on January 24, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to $0.041 per share. The Company paid original issuance cost and related loan fees of $1,500 in connection with this note payable which is being amortized over the term of the note.

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

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

On July 26, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest is due on May 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On September 14, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest are due on September 14, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note.

On September 21, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $58,000. The 12% convertible promissory note and all accrued interest is due on July 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

Accrued interest related to all unrelated party convertible note - current amounted to $129,341 and $13,826 at September 30, 2018 and 2017 respectively, which was included in accrued interest on the accompanying interim consolidated balance sheets.

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes and warrants granted discussed above include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and stock warrants granted and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Binomial Lattice Model for the conversion feature of the convertible notes and Black-Scholes option pricing model for the stock warrants granted to value the derivative liabilities.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

Long-term convertible notes payable

Long-term convertible notes payable consisted of the following:

	September 30, 2018	September 30, 2017
Principal amount	$-	$677,500
Accrued interest	-	37,109
Less: unamortized debt discount	-	(480,899)
Convertible notes payable, net – long-term	$-	$233,710

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000 on June 21, 2016. The 10% convertible promissory note and all accrued interest are due on June 21, 2018. During fiscal year 2016, the Company received proceeds for a total of $80,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of September 30, 2017, the principal balance of this note was $0 after the conversions.

On April 5, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $165,000. The 10% convertible promissory note and all accrued interest are due on April 5, 2019. During fiscal 2017, the Company received proceeds for a total of $150,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $15,000 in connection with this note payable which will be amortized over the term of the note. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note. In October 2018, the Company entered into a Settlement Agreement and Release with this note holder (see Note 10).

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

The Company paid original issuance cost of $10,000 in connection with this note payable which will be amortized over the term of the note. In October 2018, the Company entered into a Settlement Agreement and Release with this note holder (see Note 10).

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $87,500. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $9,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2018, the principal balance of this note was $87,500. In October 2018, the Company entered into a Settlement Agreement and Release with this note holder (see Note 10).

The principal along with the accrued interest related to the 10% Convertible Promissory Notes above were reclass to current portion of convertible notes as each of the respective maturity dates are within 12 months as of September 30, 2018.

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

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above include a down-round provision under which the conversion prices could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. Additionally, the conversion prices of the notes contain variable rates resulting in an indeterminate number of shares to be issued upon settlement. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Binomial Lattice Model for the conversion feature of the convertible notes and Black-Scholes option pricing model for the stock warrants granted to value the derivative liabilities.

Amortization of debt discount on convertible notes and derivative liabilities

These current and long-term notes were discounted in the total amount of $2,501,879 based on the valuations. The total $2,292,229 debt discount from the valuation of the derivatives and the total of $209,650 original issuance cost and related loan fees are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the years ended September 30, 2018 and 2017, derivative expense was $1,814,179 and $1,773,794, respectively. The gain (loss) resulting from the change in fair value of these convertible instruments was $4,059,642 and $(1,363,996), for the years ended September 30, 2018 and 2017, respectively. During the years ended September 30, 2018 and 2017, the Company reclassified $638,804 and $386,515, respectively, of derivative liabilities to additional paid in capital as a result of the conversions of the notes payable into common stock. The Company had recorded derivative liabilities of $2,422,654 and $4,224,528 at September 30, 2018 and 2017, respectively.

During the year ended September 30, 2018, the fair value of the derivative liabilities were estimated using the following assumptions:

Dividend rate	0
Term (in years)	0.25 to 5 years
Volatility	185% to 194%
Risk-free interest rate	1.39% to 2.94%

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

During the year ended September 30, 2017, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.25 to 2.00 years
Volatility	184% to 191%
Risk-free interest rate	0.44% to 1.47%

For the year ended September 30, 2018 and 2017, amortization of debt discounts related to these convertible notes – current and long-term amounted to $1,433,928 and $526,854, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. Accrued interest related to long-term convertible note amounted to $0 and $37,109 at September 30, 2018 and 2017, respectively.

NOTE 5 – NOTE AND LOANS PAYABLE

Notes payable

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

Accrued interest related to these notes payable amounted to $4,744 and $0 at September 30, 2018 and 2017, respectively.

Loans payable

Loans payable consisted of the following:

	September 30, 2018	September 30, 2017
Loan principal amount	$984,715	$1,328,265
Liability to be paid through profit share	300,000	300,000
Profit interest payable	924,773	126,345
Less: unamortized debt discount	-	(14,352)
Loans payable, net	$2,209,488	$1,740,258

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest was due on August 15, 2017. A default interest rate of 22% shall be charge after the maturity date. The Company received proceeds of $350,000 and paid original issuance cost and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. This loan was used for the production of the Movie. The Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. During fiscal year 2017, amortization of debt discounts related to this 12% secured loan amounted to $50,000 which has been included in film production cost as capitalized interest. Accrued interest related to this loan amounted to $129,814 and $14,488 at September 30, 2018 and 2017, respectively, and has been included in film production cost as capitalized interest.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 5 – NOTE AND LOANS PAYABLE (continued)

In July 2017, the Company entered into an Agreement (the “Agreement”), to extend the maturity date to December 1, 2017 from August 15, 2017 and to release the guarantee as discussed below. Beginning on December 1, 2017, and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 fee, ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest. For the years ended September 30, 2018 and 2017, amortization of the $25,000 debt issuance cost related to this loan amounted to $14,352 and $$10,648, respectively.

The Company accounted for the 6% profit consideration for the above agreement in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the loan holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $643,500 which is being accounted as interest expense over a 5 year estimated life of the Movie based on expected future revenue streams. For the years ended September 30, 2018 and 2017, interest expense related to this loan amounted to $197,582 and $28,078 which has been included in interest expense and a corresponding increase in loans payable. As of September 30, 2018, loan payable net of unamortized debt discount amounted $650,660.

Additionally, in July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from issuance of loans for a total of $98,465 from the same lender above. The Company received additional proceeds of $11,250 in January 2018. Such loan bears 12% interest per annum and are considered due on demand as there was no set maturity. On December 12, 2017, the Company paid $25,000 towards this loan. As of September 30, 2018, loan payable amounted $84,715 and related accrued interest of $21,577.

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

Consequently, the initial proceeds of $300,000 is accounted for as liability or debt to be paid through the profit share arrangement. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $2,351,750 which is being accounted as interest expense over the 5 year estimated life of the Movie based on expected future revenue streams. For the years ended September 30, 2018 and 2017, interest expense related to this loan amounted to $600,845 and $98,267 which has been included in interest expense and a corresponding increase in loans payable. As of September 30, 2018, loan payable to such lender net of unamortized debt discount amounted $1,474,112.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 for both years ended September 30, 2018 and 2017.

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

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of September 30, 2018 and 2017, the Company has an accrued balances of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 7 – STOCKHOLDERS’ DEFICIT

In March 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 205,000,000 shares of authorized capital stock. In July 2017, the Board of Directors of the Company approved and increase the authorized shares to 705,000,000 shares of authorized capital stock. In November 2018, the Board of Directors of the Company approved and further increase the authorized shares to 1,505,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 1,500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common stock

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

SEPTEMBER 30, 2018 AND 2017

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

In April 2017, the Company issued 778,702 shares of common stock to the note holder upon the conversion of $23,400 principal amount of note pursuant to the conversion terms of the convertible notes (see Note 4).

In April 2017, the Company issued 888,889 shares of common stock to the note holder upon the conversion of $24,000 principal amount and $2,000 of interest pursuant to the conversion terms of the convertible notes (see Note 4).

In May 2017, the Company issued 247,681shares of common stock to the note holder upon the conversion of $2,600 principal amount and $3,716 of interest pursuant to the conversion terms of the convertible notes (see Note 4).

In May 2017, the Company issued 493,023 shares of common stock to the note holder upon the conversion of $5,000 principal amount, $5,000 in interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 4). In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes.

In May 2017, the Company issued 414,634 shares of common stock to the note holder upon the conversion of $6,407 principal amount and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 4).

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

In September 2017, the Company issued 1,261,539 shares of common stock to the note holder upon the conversion of $7,600 of principal amount and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 4).

In September 2017, the Company issued 892,722 shares of common stock to the note holder upon the conversion of $5,203 of principal amount and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 4).

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

Included in the $800,000 sale of Class A units of membership discussed above was a sale to an affiliated company for $150,000. The affiliated company is owned by a director of the Company (see Note 6).

Between October 2017 and September 2018, the Company issued an aggregate of 72,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.04 to $0.17 per common share or $5,235 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $5,235 during the year ended September 30, 2018.

Between October 2017 and September 2018, the Company issued 240,000 shares and 4,080,000 shares of the Company’s common stock to the CEO and former COO of the Company, respectively, as payment for services rendered pursuant to Employment agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.04 to $0.17 per common share or $349,874 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $349,874 during the year ended September 30, 2018.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

In October 2017, the Company entered into a consulting agreement for investor relations services. The initial term of the consulting agreement is for 15 days and shall be automatically extended for an additional 75 days. The consultant received compensation for the initial term equivalent to 400,000 shares of the Company’s common stock. The Company valued these common shares at the fair value of $0.065 per common share or $26,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $26,000 during the year ended September 30, 2018.

In November 2017, the Company issued 846,667 common stock to the note holder upon the conversion of $17,690 of principal amount, $3,300 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 5).

In February 2018, the Company entered into a 24 month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month. The Company issued an aggregate of 200,000 shares of the Company’s common stock valued at the fair value ranging from $0.04 to $0.17 per common share or $13,254 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $13,254 during the year ended September 30, 2018.

Between January 2018 and September 2018, the Company issued an aggregate of 22,636,196 common stock to various note holders upon the conversion of $433,696 of principal amount, $71,169 accrued interest and $4,600 in fees pursuant to the conversion terms of the convertible notes (see Note 4).

In August 2018, the Company issued 1,927,898 common stock in connection with the cashless exercise of warrants granted in January 2018 pursuant to the terms of the stock warrant agreement issued in connection with a convertible note. The Company recorded the common stock at par value and a corresponding offset against additional paid in capital.

During the year ended September 30, 2018 and 2017, the Company reclassified $638,804and $386,515, respectively, to paid-in capital due to the conversion of convertible note into common stock.

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

SEPTEMBER 30, 2018 AND 2017

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

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

The Company valued the share on the date of grant in July 2017 at the fair value of $84,580 and recorded stock-based compensation of $84,580.

Stock Warrants

There were no stock warrant activity during the year ended September 30, 2017. A summary of the Company’s outstanding stock warrants as of September 30, 2018 and changes during the year ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at October 1, 2017	—	$—	—
Granted	733,333	0.19	2.65
Cancelled	—	—	—
Exercised	(222,222)	0.18	0.25
Forfeited	—	—	—
Balance at September 30, 2018	511,111	$0.20	3.67

Warrants exercisable at September 30, 2018	511,111	$0.20	3.67

Weighted average fair value of warrants granted during the period		$0.04

In January 2018, the Company granted a 1 year 222,222 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note (see Note 4). The warrants had a term of 1 year from the date of grant and was exercisable at an exercise price of $0.18. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The 222,222 warrants were valued on the grant date at approximately $0.03 per warrant or a total of $5,998 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.06 per share (based on the quoted trading price on the dates of grants), volatility of 187%, expected term of 1 year, and a risk free interest rate of 1.63%.During the year ended September 30, 2018, the Company recorded a debt discount of $5,998 and a corresponding increase in additional paid in capital. In August 2018, the warrant holder elected to exercise 222,222 warrants by cashless exercise and converted into 1,927,898 common stock pursuant to the terms of the stock warrant agreement.

In May 2018, the Company granted a 1 year 111,111 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note (see Note 4). The warrants had a term of 1 year from the date of grant and was exercisable at an exercise price of $0.18. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The 111,111 warrants were valued on the grant date at approximately $0.06 per warrant or a total of $2,972 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.06 per share (based on the quoted trading price on the dates of grants), volatility of 187%, expected term of 1 year, and a risk free interest rate of 1.63%. The Company determined that the terms of the warrants granted discussed above include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. During the year ended September 30, 2018, the Company recorded a debt discount of $2,972 and a corresponding increase in derivative liabilities in connection with this stock warrant grant (see Note 4).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

In April 2018, the Company entered into an amendment agreement with a certain note holder of convertible notes issued in July 2017 and September 2017 (see Note 4) whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock and $25,000 in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. The warrants has a term of 5 years from the date of grant and was exercisable at an exercise price of $0.20. The 400,000 warrants were valued on the grant date at approximately $0.05 per warrant or a total of $21,541 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the quoted trading price on the dates of grants), volatility of 186%, expected term of 10 years, and a risk free interest rate of 2.64%. The Company determined that the terms of the warrants granted discussed above include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. During the year ended September 30, 2018, the Company recorded total forbearance fee of $46,541 in connection with this amendment agreement. The Company recorded a corresponding increase in derivative liabilities in connection with the fair value of stock warrant grant (see Note 4).

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock calculated at $0.25 per share (see Note 7). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of September 30, 2018, accrued salaries to Mr. Lukow amounted to $7,151 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

On January 31, 2018, the Company entered into a 5 year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first 4 months and then 20,000 shares of the Company’s common stock every month thereafter (see Note 7). The employment agreement may be terminated by either party upon 14 days written notice. As of September 30, 2018, accrued salaries to Mr. Kra amounted to $56,000 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets. In November 2018, the Company and Mr. Kra entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and issuance of 1,000,000 common stock in February 2018. Consequently, in November 2018, the Company will reduce accrued expenses of $56,000 and reverse previously recorded stock based compensation of $272,434 in connection with this separation agreement.

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

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of September 30, 2018 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

In July 2017, the Company entered into an Executive Producer Agreement (the “Executive Producer Agreement”) with an executive producer to provide executive producing services, which are usually and customarily performed by executive producers in the motion picture industry. The term of this agreement shall continue until the completion of all the executive producer’s required services on the Picture. The Company agreed to pay the following:

a)	Fixed Compensation of $50,000 payable in five equal installments. The Company has paid the $50,000 during fiscal year 2017 and year 2018 and was included in production film cost.

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

SEPTEMBER 30, 2018 AND 2017

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $12,000 for both year ended September 30, 2018 and 2017.

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company issued to GHS a $40,000 promissory note dated in July 2018 as a commitment fee and shall mature 6 months from execution (see Note 5). As of September 30, 2018, the Company recorded the commitment fee as deferred financing cost and shall be deducted from the amount of the proceeds that will be receive from this financing.

NOTE 9 – INCOME TAXES

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes were as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Income tax benefit at U.S. statutory rate of 34%	$(387,797)	$(1,662,499)
Income tax benefit – State tax rate at 5%	(57,029)	(244,485)
Change in Federal tax rate at 21%	248,229	-
Non-deductible expenses	160,952	1,630,705
Increase in valuation allowance	35,645	276,279
Total provision for income tax	$-	$-

 The Company’s approximate net deferred tax asset was as follows:

Deferred Tax Asset:	September 30, 2018	September 30, 2017
Net operating loss carryforward	$496,459	$460,814
Valuation allowance	(496,459)	(460,814)
Net deferred tax asset	$-	$-

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 9 – INCOME TAXES (continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 34% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of September 30, 2018, was an approximately $248,000 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation. Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The net operating loss carryforward was approximately $1,909,000 at September 30, 2018. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended September 30, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $35,645 in fiscal 2018. The potential tax benefit arising from the loss carryforward will expire in 2037.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 10 – SUBSEQUENT EVENTS

On October 30 2018, the Company entered into a Settlement Agreement and Release with a certain note holder of various 10% convertible notes payable (see Note 4), whereby the Company agrees to pay the note holder a total pay off amount of $646,962 to be paid in three tranches as follows: $228,354 due on October 31, 2018, $191,081 due on November 30, 2018 and $227,526 due on December 30, 2018 in exchange for the release of the total principal amount of $594,000 plus the related accrued interest. In October 2018, November 2018 and December 2018, the Company paid payments tranche 1, 2 and 3 pursuant to the Settlement Agreement and Release.

On October 26, 2018, the Company received additional proceeds of $20,000 under a 10% Convertible Promissory Notes for principal borrowings of up to $80,000 issued in January 2018 (see note 4). The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On October 24, 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of $40,000. The 8% convertible promissory notes and all accrued interest are due in February 2019. The note is unsecured and bear interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days to the conversion date. The Company does not have a right to prepay the note within 6 months of the issuance date of this note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest are due on October 31, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 138% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $16,000 in connection with this note payable which will be amortized over the term of the note.

On October 1, 2018, the Company entered into a 24 month consulting agreement for investor relations and business development services. The consultant shall receive compensation of 1,000,000 shares of the Company’s common stock per month for the first six months and then 22,000 shares per month thereafter. This consulting agreement may be terminated by either party upon 30 days written notice.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 10 – SUBSEQUENT EVENTS (continued)

On October 30, 2018, the Company entered into a 6 month consulting agreement for business advisory services. The consultant shall receive 2,500,000 shares of the Company’s common stock as compensation. This consulting agreement may be terminated by either party upon 30 days written notice.

On October 30, 2018, the Company entered into a 1 year consulting agreement for investor and public relations services. The consultant shall receive compensation of $6,000 per month and 2,500,000 shares of the Company’s common stock. This consulting agreement may be terminated by either party upon 30 days written notice.

On October 15, 2018, the Company entered into a sales agent agreement with a third party (the “Sales Agent”) who will act as an exclusive sales agent for the purpose of seeking distribution for the motion picture project, Crazy for the Boys. The term of this agreement commence as of the date of this agreement and end one year from the date of the first distributor screening of the Movie. Both parties agree that if Sales Agent does not showcase the Movie within 6 months, the term shall expire. In consideration for the services rendered hereunder, the Sales Agent shall receive 10% of the gross monies in connection with any sale of rights to the Movie.

On November 19, 2018, the Board of Directors of the Company approved and increase the authorized shares to 1,505,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 1,500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

In November 2018, the Company and Mr. Kra, former COO of the Company, entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and issuance of 1,000,000 common stock in February 2018. Consequently, in November 2018, the Company will reduce accrued expenses of $56,000 and reverse previously recorded stock based compensation of $272,434 in connection with this separation agreement.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The 10% convertible promissory note and all accrued interest are due on November 6, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $2,000 in connection with this note payable which will be amortized over the term of the note.

On November 7, 2018 the Company paid off a 10% convertible promissory note dated on May 7, 2018 with principal amount of $78,000 including accrued interest of $4,693 and prepayment penalty of $32,898.

On November 13, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000. The 12% convertible promissory note and all accrued interest is due on August 30, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On November 14, 2018 the Company paid off a 10% convertible promissory note dated on January 23, 2018 with principal amount of $20,000 including accrued interest of $1,412 and prepayment penalty of $10,068.

On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 10 – SUBSEQUENT EVENTS (continued)

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The 10% convertible promissory note and all accrued interest are due on November 23, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $4,000 in connection with this note payable which will be amortized over the term of the note.

On November 23, 2018 the Company paid off a 12% convertible promissory note dated on May 16, 2018 with principal amount of $85,000 including accrued interest of $5,365 and prepayment penalty of $42,248.

On November 20, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000. The 12% convertible promissory note and all accrued interest are due on August 20, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $6,000 in connection with this note payable which will be amortized over the term of the note.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 12% convertible promissory note and all accrued interest are due on May 27, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $20,750 in connection with this note payable which will be amortized over the term of the note.

Between October 2018 and November 2018, the Company issued an aggregate of 6,389,087 common stock to various note holders upon the conversion of $69,616 of principal amount, $20,563 accrued interest and $1,000 in fees pursuant to the conversion terms of the convertible notes (see Note 4).

In November 2018, the Company issued 2,927,619 common stock in connection with the cashless exercise of warrants granted in May 2018 (see Note 7) pursuant to the terms of the stock warrant agreement issued in connection with a convertible note. The Company recorded the common stock at par value and a corresponding offset against additional paid in capital.

On December 3, 2018 the Company paid off an 8% convertible promissory note dated on August 18, 2017 with principal amount of $55,000 including accrued interest of $4,364 and prepayment penalty of $19,250.

On December 13, 2018 the Company paid off a 12% convertible promissory note dated on June 15, 2018 with principal amount of $78,000 including accrued interest of $4,667 and prepayment penalty of $33,031.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 10 – SUBSEQUENT EVENTS (continued)

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The 10% convertible promissory note and all accrued interest are due on December 13, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $6,000 in connection with this note payable which will be amortized over the term of the note.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest are due on December 28, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $11,000 in connection with this note payable which will be amortized over the term of the note.

On December 21, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on July 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $8,000 in connection with this note payable which will be amortized over the term of the note.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

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

With the participation of our Chief Executive Officer and acting Chief Financial Officer (our sole officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of September 30, 2018 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the lack of multiple levels of supervision and review. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Additionally, the fact that we only have one officer was identified as a material weakness and deficiency.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended September 30, 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

On October 30 2018, the Company entered into a Settlement Agreement and Release with a certain note holder of various 10% convertible notes payable (see Note 4), whereby the Company agrees to pay the note holder a total pay off amount of $646,962 to be paid in three tranches as follows: $228,354 due on October 31, 2018, $191,081 due on November 30, 2018 and $227,526 due on December 30, 2018 in exchange for the release of the total principal amount of $594,000 plus the related accrued interest. In October 2018, November 2018 and December 2018, the Company paid payments tranche 1, 2 and 3 pursuant to the Settlement Agreement and Release.

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

Name and Business Address	Age	Position

Brian J. Lukow	59	President and Director

Brian Gold	62	Director

Aimee Ventura O’Brien	54	Secretary and Director

Brian J. Lukow, 59, President and Director. Brian Lukow began his professional career on Wall Street. He was a senior vice President of Lehman Brothers from 1984 to 1991 and a managing director of Ladenburg Thalmann from 1992 to 1994. Mr. Lukow was most recently the highly talented co-creator and co-producer of Huckapoo. Prior to that, Mr. Lukow was the co-creator and executive producer of Dream Street, a successful boy band, and a best-selling pop music acts in recent years, whose debut album reached number one on the Billboard Magazine Independent charts. The original girl group concept is his creation and is built upon his experience and success with Dream Street and Huckapoo. In addition to his production credits, Mr. Lukow is also an accomplished songwriter. Among Mr. Lukow’s writing credits is the song “Jennifer Goodbye” which was recorded by Dream Street on its first album; that album went on to sell nearly one million units. Mr. Lukow is a co-writer on five of the original Huckapoo recordings as well. Additionally, Mr. Lukow is the associate producer of the motion picture “The Biggest Fan” starring Chris Trousdale, Cindy Williams, and Pat Morita. From 1994 to 1996 Mr. Lukow was President of Brirock Entertainment, a firm specializing in artist management.

Aimee Ventura O’Brien, 54, Secretary and Director. Aimee Ventura O’Brien has a diverse background in business, including experiences on Wall Street and in the world of architecture. On Wall Street, Ms. O’Brien traded complex equity derivatives for Credit Suisse and Fidelity Investment. She eventually decided to return to school to become an architect. Since graduating, Ms. O’Brien has worked for two large building envelope firms in New York, learning about the complex design of building skins. Ms. O’Brien holds a bachelor’s degree in mathematics and business from Skidmore College and a bachelor’s of architecture from NY Institute of Technology. Additionally, she has taken graduate courses at New York University. Ms. O’Brien has won awards from the American Institute of Architects, Henry Adams Certificate, Robert Jensen Memorial Award, and the Maria Bentel Memorial Thesis Travel Grant.

Brian D. Gold, 62, Director. Brian D. Gold is currently the president and CEO of his family’s business, Sultana Distribution Services, Inc., which is the largest candy re-distributor in the United States, selling to hundreds of wholesalers across the country. Mr. Gold started with the company in 1975, joining Sultana Crackers, Inc., a company started by his father, Bernard, in 1947, that was predominately a specialty cracker supplier and distributor. The company sold to independent wagon jobbers who then vended the products to bodegas in the Queens, NY region. Seeing the potential to expand the business, Brian began selling additional products, including candy. This venture prompted the company to expand its operation through sales to wholesale distributors. Brian has long been active in the snack industry and considers himself an original member of the New York City Confectionery Club, who named him their Man of the Year for 1978. Mr. Gold was inducted into the Candy Hall of Fame in 2014.

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended September 30, 2018 and 2017:

Compensation Table for Executives

Name & Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Brian Lukow,	2018	82,500	0	17,440	0	0	0	99,940
President (1)	2017	60,000	0	114,040	0	0	0	175,000

Howard Kra,	2018	8,000	0	60,000	0	0	0	68,000
Former Chief Operating Officer (2)	2017	0	0	0	0	0	0	0

Aimee Ventura O’Brien,	2017	0	0	0	0	0	0	0
Secretary	2018	0	0	0	0	0	0	0

Employment Agreements

(1)	The Company has an employment contract with Brian Lukow, its President, which provides for a monthly salary of $5,000 plus 20,000 shares of common stock. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. The employment contract also has customary provisions for other benefits and includes non-competition and non-solicitation clauses. The employment agreement was entered into October 2015, constitutes an “at will” employment arrangement, and may be terminated by either Lukow or the Company upon two months written notice if without cause.

(2)	On January 31, 2018, the Company entered into a 5 year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first 4 months and then 20,000 shares of the Company’s common stock every month thereafter. The employment agreement may be terminated by either party upon 14 days written notice. As of September 30, 2018, unpaid salaries to Mr. Kra amounted to $56,000 and was included in accounts payable and accrued liabilities as reflected in the consolidated balance sheets. In November 2018, the Company and Mr. Kra entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and issuance of 1,000,000 common stock in February 2018.

The Company has no other formal employment agreements.

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended September 30, 2018:

Compensation Table for Directors

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation($)	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation($)	Total ($)

Brian Lukow	0	1,745	0	0	0	0	1,745

Brian Gold	0	1,745	0	0	0	0	1,745

Aimee Ventura O’Brien	0	1,745	0	0	0	0	1,745

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of September 30, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 61,620,491 shares of our common stock issued and outstanding and 51 shares of our Series A Preferred Stock issued and outstanding as of January 15, 2019. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Brian Lukow (3)	Common Stock	3,710,386	6.02%
	Preferred Stock	51	100%
Brian Gold (4)	Common Stock	3,124,580	5.07%
Aimee Ventura O’Brien (5)	Common Stock	1,452,580	2.36%
Directors and Officers as a Group		8,287,546	13.45%
Crazy for the Boys, LLC (6)(7)	Common Stock	5,201,500	8.44%

__________

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

2.	Based on 55,638,122 issued and outstanding shares of common stock as of September 30, 2018.
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

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company.

The CEO of the Company, Brian Lukow, who is the creator, writer, actor and producer of the movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the movie or the sale of ancillary products. As of September 30, 2017 and 2018, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

In July 2017, the Company sold 1 and ½ Class A units of membership interest in CFTB Movie to an affiliated company for $150,000. The affiliated company is owned by a director of the Company.

On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2018, and 2017:

Fee Category	2018	2017
Audit Fees	$48,700	$20,000
Audit-related Fees	$0	$20,600
Tax Fees	$0	$0
All Other Fees	$-	$850
Total Fees	$48,700	$41,450

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended September 30, 2018 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017 (3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 (8)

10.41	Promissory Note with Power Up Lending Group Ltd. dated July 26, 2018*

10.42	Promissory Note with One44 Capital LLC dated September 14, 2018*

10.43	Promissory Note with Power Up Lending Group Ltd. dated September 21, 2018*

10.44	Promissory Note with GS Capital Partners, LLC dated October 24, 2018*

10.45	Promissory Note with GS Capital Partners, LLC dated October 31, 2018*

10.46	Promissory Note with GS Capital Partners, LLC dated November 6, 2018*

10.47	Promissory Note with UP Lending Group Ltd. dated November 13, 2018*

10.48	Promissory Note with Coolidge Capital, LLC dated November 20, 2018*

10.49	Promissory Note with GS Capital Partners, LLC dated November 23, 2018*

10.50	Promissory Note with Auctus Fund, LLC dated November 27, 2018*

10.51	Promissory Note with GS Capital Partners, LLC dated December 13, 2018*

10.52	Promissory Note with Power Up Lending Group Ltd. dated December 17, 2018*

10.53	Promissory Note with GS Capital Partners, LLC dated December 28, 2018*

10.54	Settlement Agreement with Apollo Capital Corp. dated October 30, 2018*

10.55	Promissory Note with GS Capital Partners, LLC dated January 9, 2018*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018
(8)	As filed with our Form 10-Q filed on August 14, 2018.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: January 15, 2019	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: January 15, 2019	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

Date: January 15, 2019	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Director

Date: January 15, 2019	By:	/s/ Brian Gold
	Name:	Brian Gold
	Title:	Director

Date: January 15, 2019	By:	/s/ Aimee Ventura O’Brien
	Name:	Aimee Ventura O’Brien
	Title:	Director

