Form 10-Q
period 2018-12-31
ALL FOR ONE MEDIA CORP.
filed 2019-02-14
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 11, 2019, there were 71,727,828 shares of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018

ASSETS

Current assets:
Cash and cash equivalents	$103,677	$58,344
Prepaid expenses and other current assets	84,716	73,505
Total current assets	188,393	131,849
Other assets:
Film production costs	3,255,767	3,216,067

TOTAL ASSETS	$3,444,160	$3,347,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$154,559	$340,601
Accrued interest	278,423	285,476
Convertible notes payable, net of unamortized debt discounts - current	768,769	1,087,051
Note payable	40,000	40,000
Note payable - related party	200,000	200,000
Loans payable, net of unamortized debt discounts	2,487,899	2,209,488
Due to related parties	2,701	2,701
Derivative liabilities	4,886,260	2,422,654
Total current liabilities	8,818,611	6,587,971

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares authorized;
51 and 51 shares issued and outstanding
at December 31, 2018 and September 30, 2018, respectively)	-	-
Common stock, $0.001, 1,500,000,000 shares authorized:
69,527,828 shares and 55,638,122 shares issued and outstanding
as of December 31, 2018 and September 30, 2018, respectively	69,528	55,638
Additional paid-in capital	5,993,168	5,352,315
Accumulated deficit	(11,313,503)	(8,611,139)
Total All For One Media Corp. Stockholders' deficit	(5,250,807)	(3,203,186)

Non-controlling interest in subsidiary	(123,644)	(36,869)

Total Stockholders' deficit	(5,374,451)	(3,240,055)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,444,160	$3,347,916

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2018	2017

Revenues	$2,210	$-

Operating expenses:
Compensation expense	27,268	20,060
Professional and consulting expense	376,844	101,282
General and administrative expense	8,389	25,628
Total operating expense	412,501	146,970
Loss from operations	(410,291)	(146,970)

Other income (expense)
Derivative expense	(2,477,407)	(122,391)
Change in fair value of derivative liabilities	1,235,577	1,167,628
Loss from settlement of debt	(1,036)	-
Interest expense	(1,164,177)	(526,805)
Total other income (expense)	(2,407,043)	518,432

Loss before provision for income taxes	(2,817,334)	371,462

Provision for income taxes	-	-
Net loss	(2,817,334)	371,462

Losses attributable to non-controlling interest	114,970	55,566

Net loss attributable to All For One Media Corp.	$(2,702,364)	$427,028

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	63,211,878	27,609,043
Diluted	63,211,878	78,238,774

NET LOSS PER COMMON SHARE OUTSTANDING
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$(0.00)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited)

	Preferred Stock
	Series A		Common Stock
	$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2018	51	-	55,638,122	55,638	5,352,315	(8,611,139)	(36,869)	(3,240,055)

Issuance of common stock for services	-	-	7,653,000	7,653	297,632	-	-	305,285

Sale of membership interest in subsidiary	-	-	-	-	96,805	-	28,195	125,000

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	6,389,087	6,389	84,790	-	-	91,179

Issuance of common stock in connection with exercise of warrants	-	-	2,927,619	2,928	(2,928)	-	-	-

Reclassification of derivative liabilities to equity	-	-	-	-	161,474	-	-	161,474

Cancellations of common stock	-	-	(3,080,000)	(3,080)	3,080	-	-	-

Net loss for the period	-	-	-	-	-	(2,702,364)	(114,970)	(2,817,334)

Balance, December 31, 2018	51	$-	69,527,828	$69,528	$5,993,168	$(11,313,503)	$(123,644)	$(5,374,451)

	Preferred Stock		Common
	Series A		Stock
	$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2017	51	$-	25,235,361	$25,236	$3,813,095	$(7,470,559)	$181,202	$(3,451,026)

Issuance of common stock for services	-	-	478,000	478	32,100	-	-	32,578

Issuance of common stock in connection with conversion of note payable	-	-	846,667	847	20,743	-	-	21,590

Reclassification of derivative liabilities to equity	-	-	-	-	40,970	-	-	40,970

Net loss for the period	-	-	-	-	-	427,028	(55,566)	371,462

Balance, December 31, 2017	51	$-	26,560,028	$26,561	$3,906,908	$(7,043,531)	$125,636	$(2,984,426)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,817,334)	$371,462
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	649,834	286,269
Stock-based compensation	305,285	32,578
Derivative expense	2,477,407	122,391
Change in fair value of derivative liabilities	(1,235,577)	(1,167,628)
Non-cash interest expense	279,411	203,942
Loss from settlement of debt	1,036	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(11,211)	20,163
Film production costs	(39,700)	(46,609)
Accounts payable and accrued liabilities	(61,042)	(34,891)
Accrued interest	12,474	36,594
NET CASH USED IN OPERATING ACTIVITIES	(439,417)	(175,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable	-	(25,000)
Payments on convertible notes payable	(898,500)	-
Proceeds from convertible notes payable, net of issuance cost	1,383,250	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	484,750	75,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	45,333	(100,729)

CASH AND CASH EQUIVALENTS - beginning of year	58,344	109,785

CASH AND CASH EQUIVALENTS - end of period	$103,677	$9,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$221,422	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$1,383,250	$100,000
Reclassification of derivative liabilities to equity upon conversion of notes and exercise of warrants	$161,474	$40,970
Issuance of common stock in connection with conversion of note payable and accrued interest	$91,179	$21,590
Proceeds from sale of membership interest paid directly to vendor	$125,000	$-
Issuance of common stock in connection with exercise of warrants	$2,928	$-
Cancellation of common stock	$(3,080)	$-
Capitalized interest related to production included in film cost	$-	$31,130
Reclassification from prepaid expense to a note payable as payment	$-	$25,000
Reduction of accounts payable and notes payable and film cost due to the release agreement	$-	$347,880
Reclassification from long-term notes payable to short-tem notes payable - principal, net of debt discount	$-	$118,858

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

On December 7, 2016, the Company organized a subsidiaries in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of December 31, 2018, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy for the Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2018, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. The Company begun to screen the movie in January 2019 for potential buyers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of December 31, 2018. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of December 31, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2018 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on January 15, 2019. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at December 31, 2018. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $84,716 and $73,505 at September 30, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $15,216 and $16,254 at December 31, 2018 and September 30, 2018, respectively. The deposits were related to deposit payments with various unions as security for the payments of all performers and background actors and any unused excess deposits shall be returned following the completion of the Movie in December 2018. Additionally, included in other current assets are deferred financing costs of $40,000 for both periods at December 31, 2018 and September 30, 2018. Upon recognition of the proceeds from an equity financing agreement (see Note 8), any deferred financing costs will be reported as a direct deduction from the amount of the proceeds received.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2018 and September 30, 2018, the carrying value of the film costs was $3,255,767 and $3,216,067, respectively, which included capitalized interest of $182,498 as of December 31, 2018. The Company did not record any impairment losses during the three months ended December 31, 2018 and 2017 as there were no circumstances that indicate whether the fair value of the film is less than the carrying amount in accordance with ASC 926. The Company completed the post-production phase in December 2018. The Company begun to screen the movie in January 2019 for potential buyers.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018 and 2017.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2018:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$4,886,260	$-	$-	$4,886,260

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2018:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$2,422,654	$-	$-	$2,422,654

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2018 and 2017, the Company has 103,605,531 and 50,629,731 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Additionally at December 31, 2018 and 2017, the Company has 400,000 and 0 warrants as of December 31, 2018 and 2017, respectively. The potentially dilutive common stock equivalents during the three months ended December 31, 2018 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations for the three months ended December 31, 2017.

Three months ended
December 31,
2017
Numerator:
Net income (loss) attributable to All For One Media Corp.	$427,028
Add: Interest and derivative expense	445,854
Less: Gain in fair value of derivative liabilities	(1,167,628)
Adjusted net income (loss) attributable to All For One Media Corp.	$(294,746)

Denominator:
Weighted-average shares of common stock	27,609,043
Dilutive effect of convertible instruments	50,629,731
Diluted weighted-average of common stock	78,238,774

Net income (loss) per common share from:
Basic	$0.02
Diluted	(0.00)

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2018, 2017, and 2016 tax years may still be subject to federal and state tax examination.

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

December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted to approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000. As of December 31, 2018 and September 30, 2018, the Company recorded a non-controlling interest balance of $(123,644) and $(36,869), respectively, in connection with the majority-owned subsidiary, CFTB Movie as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $114,970 and $55,566 during the three months ended December 31, 2018 and 2017, respectively, as reflected in the accompanying consolidated statements of operations.

Revenue Recognition

The Company adopted and implemented on January 1, 2018, ASU Topic 606 – Revenue from Contracts with Customers (“ASU 606”). ASU 606 did not have a material impact on its consolidated financial statements.

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

During the three months ended December 31, 2018, the Company recognized revenue of $2,210 from streaming music sales.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2018, the FASB issued ASU No. 2018-07”Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

In August 2018, the FASB issued ASU 2018-13,”Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $2,817,334 and $439,417 respectively, for the three months ended December 31, 2018. Additionally the Company had an accumulated deficit of $11,313,503 and working capital deficit of $8,630,218 at December 31, 2018. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Uncertainty regarding these matters raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At December 31, 2018 and September 30, 2018, convertible notes payable – unrelated party consisted of the following:

	December 31, 2018	September 30, 2018
Principal amount	$2,284,281	$1,791,396
Less: unamortized debt discount	(1,515,512)	(704,345)
Convertible notes payable, net – current	$768,769	$1,087,051

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of December 31, 2018 and September 30, 2018, the principal balance of this note was $0 after the conversions.

On August 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $85,000. The 10% convertible promissory note and all accrued interest were due on August 25, 2017. For fiscal year 2017, the Company received additional proceeds of $20,000 which resulted to a total of $85,000 proceeds. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% multiplied by the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 150% to 200% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the notes. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which is being amortized over the term of the note. This note is in default. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes. In September 2017, in connection with the conversion $12,803 principal amount and fees of $1,200, the Company issued an aggregate of 2,154,261 shares of common stock to the noteholder. Between November 2017 and April 2018, the Company issued an aggregate of 3,161,866 common stock to the note holder upon the conversion of $60,790 of principal amount, accrued interest of $5,974 and fees of $1,200. As of December 31, 2018 and September 30, 2018, the principal balance of this note was $0 after the conversions.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest are due on October 25, 2018. During fiscal year 2017, the Company received proceeds for a total of $95,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $5,000 in connection with this note payable which will be amortized over the term of the note. Between April 2018 and September 2018, the Company issued an aggregate of 5,579,688 common stock to the note holder upon the conversion of $95,000 of principal amount, accrued interest of $12,349 and fees of $1,200. As of December 31, 2018 and September 30, 2018, the principal balance of this note was $0 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest are due on December 27, 2018. During fiscal 2017, the Company received proceeds for a total of $200,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off principal amount of $220,000. As of December 31, 2018, the principal balance of these notes was $0.

On April 5, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $165,000. The 10% convertible promissory note and all accrued interest are due on April 5, 2019. During fiscal 2017, the Company received proceeds for a total of $150,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $15,000 in connection with this note payable which will be amortized over the term of the note. The Company paid original issuance cost of $20,000 in connection with this note payable which will be amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off principal amount of $165,000. As of December 31, 2018, the principal balance of these notes was $0.

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $100,000. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $10,000 in connection with this note payable which will be amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off principal amount of $110,000. As of December 31, 2018, the principal balance of these notes was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest are due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $87,500. The note is secured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance cost of $9,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2018, the principal balance of this note was $87,500. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off principal amount of $87,500. As of December 31, 2018, the principal balance of these notes was $0.

On October 30 2018, the Company entered into a Settlement Agreement and Release with a certain note holder of various 10% convertible notes payable (see above), whereby the Company agreed to pay the note holder a total pay off amount of $646,962 to be paid in three tranches as follows: $228,354 due on October 31, 2018, $191,081 due on November 30, 2018 and $227,526 due on December 30, 2018 in exchange for the release of the total principal amount of $582,500 plus the related accrued interest of $64,462 which resulted to a loss from settlement of debt of $1,036. In October 2018, November 2018 and December 2018, the Company paid payments tranche 1, 2 and 3 pursuant to the Settlement Agreement and Release.

In June 2017, the note holder of the 10% convertible promissory notes entered into a loan and security agreement with the Company whereby the Company had granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to: 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property now owned such as all rights and title to The Crazy for the Boys Movie 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing.

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest were due in November 2017 and December 2017. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the notes were paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the notes. The Company paid original issuance cost of $6,000 in connection with these notes payable which was amortized over the term of the note. Between August 2017 and September 2017, the Company paid off the principal notes of $68,000, accrued interest of $4,058 and additional prepayment interest of $28,823. As of December 31, 2018 and September 30, 2018, the principal balance of these notes was $0.

In August 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest are due in August 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the volume weighted average price of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. In August 2018, the Company issued an aggregate of 1,150,567 common stock to the note holder upon the conversion of $25,000 of principal amount and accrued interest of $1,923. Between October 2018 and November 2018 the Company issued an aggregate of 3,064,887 common stock to the note holder upon the conversion of $42,250 of principal amount, accrued interest of $3,942 and fees of $0. As of December 31, 2018, the principal balance of this note was $42,750 after the conversions. This note is past maturity but it is not in default.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In July 2017, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $60,000. The 10% convertible promissory notes and all accrued interest were due in March 2018. The note was unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which means the lower of: i) 50% discount to the lowest trading price during the previous 20 days trading days to the date of conversion notice or ii) a 50% discount to the lowest trading price during the previous 20 trading days before the date that this note was executed. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and March 2018, the Company issued an aggregate of 3,128,844 common stock to the note holder upon the conversion of $60,000 of principal amount and accrued interest of $3,990. As of December 31, 2018 and September 30, 2018, the principal balance of this note is $0 after the conversions.

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest are due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. As of December 31, 2018, the principal balance of this note is $78,031 after the conversions. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share (see note below). This note is past maturity but it is not in default.

In August 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest are due in August 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the volume weighted average price of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. In August 2018, the Company issued an aggregate of 1,150,567 common stock to the note holder upon the conversion of $25,000 of principal amount and accrued interest of $1,923. Between October 2018 and November 2018 the Company issued an aggregate of 3,064,887 common stock to the note holder upon the conversion of $42,250 of principal amount, accrued interest of $3,942 and fees of $0. As of December 31, 2018, the principal balance of this note was $42,750 after the conversions. This note is past maturity but it is not in default.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $78,000. The 12% convertible promissory notes and all accrued interest were due in June 2018. The notes were unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In March 2018, the Company paid off the principal notes of $78,000, accrued interest of $4,795 and additional prepayment interest of $32,903. As of December 31, 2018 and September 30, 2018, the principal balance of this note was $0.

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

In November 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest are due in September 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In May 2018, the Company paid off the principal notes of $53,000, accrued interest of $3,119 and additional prepayment interest of $22,538. As of December 31, 2018 and September 30, 2018, the principal balance of this note was $0.

Between December 2017 and March 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest are due in December 2018 and March 2019. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. The Company paid total original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. On December 3, 2018 the Company paid off the principal amount of $55,000 including accrued interest of $4,364 and prepayment penalty of $19,250. As of December 31, 2018, the principal balance of this note was $55,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In December 2017, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $53,000 which closed on January 3, 2018. The 10% convertible promissory notes and all accrued interest are due in December 2018. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,650 in connection with this note payable which is being amortized over the term of the note. In May 2018, the Company received a notice amending the terms of the note due to more favorable terms granted to other note holders per the terms of the Securities Purchase Agreement. Consequently, the terms were amended to increase the original principal amount by $5,300 and increased the interest rate from 10% to 12% per annum. In June 2018, the Company issued an aggregate of 2,044,551 common stock to the note holder upon the conversion of $40,993 of principal amount and paid off the principal notes of $17,307, accrued interest of $2,882 and additional prepayment interest of $10,047. As of December 31, 2018 and September 30, 2018, the principal balance of this note was $0 after the conversions.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $40,000. The 10% convertible promissory notes and all accrued interest are due in January 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 50% of the lower of: (i) the lowest closing bid price, and (ii) the lowest trading price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date. During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $2,000 in connection with this note payable which is being amortized over the term of the note. In July 2018, the Company paid off the principal notes of $40,000, accrued interest of $1,852 and additional prepayment interest of $14,015. As of December 31, 2018 and September 30, 2018, the principal balance of this note was $0.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000 and received total proceeds of $80,000 to date. The 10% convertible promissory notes and all accrued interest are due between January 2019 and October 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 55% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid a total of original issuance cost and related loan fees of $11,500 in connection with this note payable which is being amortized over the term of the note. In January 2018 and May 2018, in connection with the issuance of this note, the Company granted an aggregate of 1 year 333,333 warrants to purchase the Company’s common stock (see Note 7). The warrants had a term of 1 year from the date of grants and was exercisable at an exercise price of $0.18. In July 2018, the Company paid off the principal notes of $40,000, accrued interest of $1,432 and additional prepayment interest of $20,540. On November 14, 2018 the Company paid off the principal amount of $20,000 including accrued interest of $1,511 and prepayment penalty of $9,968. As of December 31, 2018, the principal balance of this note was $20,000.

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

December 31, 2018

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

In March 2018, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest are due in December 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In September 2018, the Company paid off the principal notes of $53,000, accrued interest of $3,276 and additional prepayment interest of $22,315. As of December 31, 2018 and September 30, 2018, the principal balance of this note was $0.

In April 2018, the Company entered into an amendment agreement with a certain note holder of 12% convertible notes issued in July 2017 and September 2017 both for principal amounts of $110,000 whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock (see Note 7) and $25,000 in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.20. The Company accounted for this transaction under ASC 407-50-40 Debt Modification and Extinguishments and determined that such transaction do not apply with this ASC guidance.

On May 21, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $16,500 and received proceeds of $16,500. The net proceeds were used to directly pay legal fees. On June 27, 2018, the Company entered into an Amended Promissory Note with this note. The Amended Promissory Note amended a certain 10% Convertible Promissory Note by removing the variability of the conversion feature of the note and establishing a fixed conversion price of $0.041 per share. Principal and all accrued interest is due on January 24, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to $0.041 per share. The Company paid original issuance cost and related loan fees of $1,500 in connection with this note payable which is being amortized over the term of the note.

On May 7, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on February 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. On November 7, 2018 the Company paid off the principal amount of $78,000 including accrued interest of $4,693 and prepayment penalty of $32,898. As of December 31, 2018, the principal balance of this note was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

The Company paid original issuance cost and related loan fees of $8,000 in connection with this note payable which is being amortized over the term of the note. On November 23, 2018 the Company paid off the principal amount of $85,000 including accrued interest of $5,365 and prepayment penalty of $42,248. As of December 31, 2018, the principal balance of this note was $0.

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

On June 15, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on March 30, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. On December 13, 2018 the Company paid off the principal amount of $78,000 including accrued interest of $4,667 and prepayment penalty of $33,031. As of December 31, 2018, the principal balance of this note was $0.

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

On July 26, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest is due on May 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On September 14, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest are due on September 14, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note.

On September 21, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $58,000. The 12% convertible promissory note and all accrued interest is due on July 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On October 24, 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of $40,000. The 8% convertible promissory notes and all accrued interest are due in February 2019. The note is unsecured and bear interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days to the conversion date. The Company does not have a right to prepay the note within 6 months of the issuance date of this note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest are due on October 31, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 138% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $16,000 in connection with this note payable which will be amortized over the term of the note.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The 10% convertible promissory note and all accrued interest are due on November 6, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $2,000 in connection with this note payable which will be amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On November 13, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000. The 12% convertible promissory note and all accrued interest is due on August 30, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On November 20, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000. The 12% convertible promissory note and all accrued interest are due on August 20, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $6,000 in connection with this note payable which will be amortized over the term of the note.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The 10% convertible promissory note and all accrued interest are due on November 23, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $4,000 in connection with this note payable which will be amortized over the term of the note.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 12% convertible promissory note and all accrued interest are due on May 27, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $20,750 in connection with this note payable which will be amortized over the term of the note.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The 10% convertible promissory note and all accrued interest are due on December 13, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $6,000 in connection with this note payable which will be amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On December 17, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on July 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The 10% convertible promissory note and all accrued interest are due on December 28, 2019. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $11,000 in connection with this note payable which will be amortized over the term of the note.

Accrued interest related to all unrelated party convertible note amounted to $81,278 and $129,341 at December 31, 2018 and September 30, 2018 respectively, which was included in accrued interest on the accompanying interim consolidated balance sheets.

The Company evaluated whether or not these convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes and warrants granted discussed above include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes and stock warrants granted and recorded derivative liabilities on their issuance date and adjusted to fair value through earnings at each reporting date. The Company uses the Binomial Lattice Model for the conversion feature of the convertible notes and Black-Scholes option pricing model for the stock warrants granted to value the derivative liabilities.

Amortization of debt discount on convertible notes and derivative liabilities

These notes were discounted in the total amount of $3,885,129 based on the valuations. The total $3,597,729 debt discount from the valuation of the derivatives and the total of $287,400 original issuance cost and related loan fees are being amortized over the terms of these notes. These derivative liabilities are then revalued on each reporting date. During the three months ended December 31, 2018 and 2017, derivative expense was $2,477,407 and $122,391, respectively. The gain (loss) resulting from the change in fair value of these convertible instruments was $1,235,577 and $1,167,628, for the three months ended December 31, 2018 and 2017, respectively. During the three months ended December 31, 2018, the Company reclassified $158,026 of derivative liabilities to additional paid in capital as a result of the conversions of the notes payable into common stock. The Company had recorded derivative liabilities of $4,886,260 and $2,422,654 at December 31, 2018 and September 30, 2018, respectively.

During the three months ended December 31, 2018, the fair value of the derivative liabilities were estimated using the Black-Scholes pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 1.00 years
Volatility	191% to 194%
Risk-free interest rate	2.34% to 2.72%

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 5 – NOTE AND LOANS PAYABLE

Notes payable

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company.

On July 30, 2018, the Company issued an 8% promissory note for $40,000 to GHS (see Note 8). The 8% promissory note and all accrued interest are due on January 30, 2019. The promissory note was issued as payment for the commitment fee in connection with the equity financing agreement dated on April 11, 2018.

Accrued interest related to these notes payable amounted to $8,071 and $4,744 at December 31, 2018 and September 30, 2018, respectively.

Loans payable

Loans payable consisted of the following:

	December 31, 2018	September 30, 2018
Loan principal amount	$984,715	$984,715
Liability to be paid through profit share	300,000	300,000
Profit interest payable	1,203,184	924,773
Less: unamortized debt discount	-	-
Loans payable, net	$2,487,899	$2,209,488

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest was due on August 15, 2017. A default interest rate of 22% shall be charge after the maturity date. The Company received proceeds of $350,000 and paid original issuance cost and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. This loan was used for the production of the Movie. The Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. During fiscal year 2017, amortization of debt discounts related to this 12% secured loan amounted to $50,000 which has been included in film production cost as capitalized interest. Accrued interest related to this loan amounted to $161,439 and $129,814 at December 31, 2018 and September 30, 2018, respectively.

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

The Company accounted for the 6% profit consideration for the above agreement in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the loan holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $643,500 which is being accounted as interest expense over a 5 year estimated life of the Movie based on expected future revenue streams. For the three months ended December 31, 2018, interest expense related to this loan amounted to $64,880 which has been included in interest expense and a corresponding increase in loans payable. As of December 31, 2018, loan payable net of unamortized debt discount amounted $715,540.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 5 – NOTE AND LOANS PAYABLE (continued)

Additionally, in July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from issuance of loans for a total of $98,465 from the same lender above. The Company received additional proceeds of $11,250 in January 2018. Such loan bears 12% interest per annum and are considered due on demand as there was no set maturity. On December 12, 2017, the Company paid $25,000 towards this loan. As of December 31, 2018, loan payable amounted $84,715 and related accrued interest of $27,636.

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

Consequently, the initial proceeds of $300,000 is accounted for as liability or debt to be paid through the profit share arrangement. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability due to the Movie is still in post-production stage, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, the Company has estimated the cash flows associated with the Movie and determined a discount of $2,351,750 which is being accounted as interest expense over the 5 year estimated life of the Movie based on expected future revenue streams. For the three months ended December 31, 2018, interest expense related to this loan amounted to $213,531 which has been included in interest expense and a corresponding increase in loans payable. As of December 31, 2018, loan payable to such lender net of unamortized debt discount amounted $1,687,644.

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $3,000 for both periods for the three months ended December 31, 2018 and 2017.

During April 2016, the CEO and a director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes. This loan is non-interest bearing and is due on demand.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of December 31, 2018 and September 30, 2018, the Company has an accrued balances of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company.

On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000.

NOTE 7 – STOCKHOLDERS’ DEFICIT

In March 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 205,000,000 shares of authorized capital stock. In July 2017, the Board of Directors of the Company approved and increase the authorized shares to 705,000,000 shares of authorized capital stock. In November 2018, the Board of Directors of the Company approved and further increase the authorized shares to 1,505,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 1,500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common stock

Between October 2018 and December 2018, the Company issued an aggregate of 18,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.03 to $0.07 per common share or $981 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $981 during the three months ended December 31, 2018.

Between October 2018 and December 2018, the Company issued 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 8). The Company valued these common shares at the fair value ranging from $0.03 to $0.07 per common share or $3,268 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $3,268 during the three months ended December 31, 2018.

In February 2018, the Company entered into a 24 month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month (see note 8). During the three months ended December 31, 2018, the Company issued an aggregate of 75,000 shares of the Company’s common stock valued at the fair value ranging from $0.03 to $0.07 per common share or $4,086 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $4,086 during the three months ended December 31, 2018.

Between October 2018 and November 2018, the Company issued an aggregate of 6,389,087 common stock to various note holders upon the conversion of $69,616 of principal amount, $20,563 accrued interest and $1,000 in fees pursuant to the conversion terms of the convertible notes (see Note 4).

On October 1, 2018, the Company entered into a 24 month consulting agreement for investor relations and business development services. The consultant shall receive compensation of 1,000,000 shares of the Company’s common stock per month for the first six months and then 22,000 shares per month thereafter (see note 8). During the three months ended December 31, 2018, the Company issued an aggregate of 2,500,000 shares of the Company’s common stock valued at the fair value ranging from $0.03 to $0.07 per common share or $146,950 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $146,950 during the three months ended December 31, 2018.

On October 30, 2018, the Company entered into a 6 month consulting agreement for business advisory services. The consultant was issued 2,500,000 shares of the Company’s common stock as compensation (see note 8). During the three months ended December 31, 2018, the Company issued 2,500,000 shares of the Company’s common stock valued at the fair value of $0.03 per common share or $75,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $75,000 during the three months ended December 31, 2018.

On October 30, 2018, the Company entered into a 1 year consulting agreement for investor and public relations services. The consultant was issued 2,500,000 shares of the Company’s common stock as compensation (see note 8). During the three months ended December 31, 2018, the Company issued 2,500,000 shares of the Company’s common stock valued at the fair value of $0.03 per common share or $75,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $75,000 during the three months ended December 31, 2018.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

In November 2018, the Company issued 2,927,619 common stock in connection with the cashless exercise of warrants granted in May 2018 pursuant to the terms of the stock warrant agreement issued in connection with a convertible note. The Company recorded the common stock at par value and a corresponding offset against additional paid in capital.

During the three months ended December 31, 2018, the Company reclassified $158,026 and $3,448 to paid-in capital due to the conversion of convertible note into common stock and exercise of stock warrants, respectively.

Stock Warrants

There were no stock warrant activity during the three months ended December 31, 2017. A summary of the Company’s outstanding stock warrants as of December 31, 2018 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at October 1, 2018	511,111	$0.20	3.67
Granted	—	—	—
Cancelled	—	—	—
Exercised	(111,111)	0.18	0.00
Forfeited	—	—	—
Balance at December 31, 2018	400,000	$0.20	4.26

Warrants exercisable at December 31, 2018	400,000	$0.20	4.26

Weighted average fair value of warrants granted during the period		$—

In May 2018, the Company granted a 1 year 111,111 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note (see Note 4). The warrants had a term of 1 year from the date of grant and was exercisable at an exercise price of $0.18. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The 111,111 warrants were valued on the grant date at approximately $0.06 per warrant or a total of $2,972 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.06 per share (based on the quoted trading price on the dates of grants), volatility of 187%, expected term of 1 year, and a risk free interest rate of 1.63%. The Company determined that the terms of the warrants granted discussed above include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. During fiscal year 2018, the Company recorded a debt discount of $2,972 and a corresponding increase in derivative liabilities in connection with this stock warrant grant (see Note 4). In November 2018, the warrant holder elected to exercise 111,111 warrants by cashless exercise and converted into 2,927,619 common stock pursuant to the terms of the stock warrant agreement.

In April 2018, the Company entered into an amendment agreement with a certain note holder of convertible notes issued in July 2017 and September 2017 (see Note 4) whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock and $25,000 in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. The warrants has a term of 5 years from the date of grant and was exercisable at an exercise price of $0.20. The 400,000 warrants were valued on the grant date at approximately $0.05 per warrant or a total of $21,541 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the quoted trading price on the dates of grants), volatility of 186%, expected term of 10 years, and a risk free interest rate of 2.64%. The Company determined that the terms of the warrants granted discussed above include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. During fiscal 2018, the Company recorded total forbearance fee of $46,541 in connection with this amendment agreement. The Company recorded a corresponding increase in derivative liabilities in connection with the fair value of stock warrant grant (see Note 4).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock calculated at $0.25 per share (see Note 7). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of December 31, 2018 and September 30, 2018, accrued salaries to Mr. Lukow amounted to $9,536 and $7,151, respectively, and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

On January 31, 2018, the Company entered into a 5 year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first 4 months and then 20,000 shares of the Company’s common stock every month thereafter (see Note 7). The employment agreement may be terminated by either party upon 14 days written notice. As of September 30, 2018, accrued salaries to Mr. Kra amounted to $56,000 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets. In November 2018, the Company and Mr. Kra entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and issuance of 1,000,000 common stock in February 2018. Consequently, in November 2018, the Company reduced accrued expenses of $56,000 and cancelled 3,080,000 shares of the Company’s common stock which was recorded at par value.

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

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of December 31, 2018 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

In July 2017, the Company entered into an Executive Producer Agreement (the “Executive Producer Agreement”) with an executive producer to provide executive producing services, which are usually and customarily performed by executive producers in the motion picture industry. The term of this agreement shall continue until the completion of all the executive producer’s required services on the Picture. The Company agreed to pay the following:

a)	Fixed Compensation of $50,000 payable in five equal installments. The Company has paid the $50,000 during fiscal year 2017 and year 2018 and was included in production film cost.

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

On October 1, 2018, the Company entered into a 24 month consulting agreement for investor relations and business development services. The consultant shall receive compensation of 1,000,000 shares of the Company’s common stock per month for the first six months and then 22,000 shares per month thereafter. This consulting agreement may be terminated by either party upon 30 days written notice.

On October 30, 2018, the Company entered into a 6 month consulting agreement for business advisory services. The consultant shall receive 2,500,000 shares of the Company’s common stock as compensation. This consulting agreement may be terminated by either party upon 30 days written notice.

On October 30, 2018, the Company entered into a 1 year consulting agreement for investor and public relations services. The consultant shall receive compensation of $6,000 per month and 2,500,000 shares of the Company’s common stock. This consulting agreement may be terminated by either party upon 30 days written notice.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

On October 15, 2018, the Company entered into a sales agent agreement with a third party (the “Sales Agent”) who will act as an exclusive sales agent for the purpose of seeking distribution for the motion picture project, Crazy for the Boys. The term of this agreement commence as of the date of this agreement and end one year from the date of the first distributor screening of the Movie. Both parties agree that if Sales Agent does not showcase the Movie within 6 months, the term shall expire. In consideration for the services rendered hereunder, the Sales Agent shall receive 10% of the gross monies in connection with any sale of rights to the Movie.

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

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $3,000 for both periods for the three months ended December 31, 2018 and 2017.

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company issued to GHS a $40,000 promissory note dated in July 2018 as a commitment fee and shall mature 6 months from execution (see Note 5). As of December 31, 2018 and September 30, 2018, the Company recorded the commitment fee as deferred financing cost and shall be deducted from the amount of the proceeds that will be receive from this financing.

NOTE 9 – SUBSEQUENT EVENTS

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost of $8,000 in connection with this note payable which will be amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 9 – SUBSEQUENT EVENTS (continued)

On January 14, 2019 the Company paid off a 10% convertible promissory note dated on July 17, 2018 with principal amount of $100,000 including accrued interest of $4,959 and prepayment penalty of $47,231.

On January 22, 2019, the Company received additional proceeds of $80,000 under a 10% Convertible Promissory Notes issued in March 2018. The Company paid original issuance cost and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note.

On January 23, 2019 the Company paid off a 10% convertible promissory note dated on May 1, 2018 with principal amount of $16,500.

On January 29, 2019 the Company paid off a 10% promissory note dated on July 30, 2018 with principal amount of $40,000 including accrued interest of $1,552.

On January 28, 2019 the Company issued 1.2 million and 1 million shares of the Company’s common stock to the CEO and a director of the Company, respectively, for services provided and were valued at the fair value at $0.09 per common share or $197,780 based on the quoted trading price on the dates of grant.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of December 31, 2018, the results of their unaudited interim consolidated statements of operations for the three months ended December 31, 2018 and 2017, and their unaudited interim consolidated cash flows for the three months ended December 31, 2018 and 2017. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of December 31, 2018, the interim unaudited consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. We begun to screen the movie in January 2019 for potential buyers.

All For One Media Corp. is in the business of targeting the lucrative tween demographic across a multitude of entertainment platforms. The Company’s primary business objective is to embark on creating, launching and marketing original pop music groups, commonly referred to as “boy bands” and “girl groups,” by utilizing both traditional and social media models. All For One Media owns over fifty completed professionally produced master recordings, as well as a full-length motion picture tentatively entitled Drama Drama (formerly with a working title of “Crazy For the Boys”)(the “Film”) that is ready for release. This musical comedy’s backstory creates a fictional girl group by the name of “Drama Drama”, and the Company intends to launch a new girl group with the same name simultaneous to the release of the Film.

The Company expects to generate revenues from movie receipts, sales, downloads and streaming of original recorded music, videos, motion pictures, music publishing, live performances, licensed merchandise and corporate sponsorships.

The Company recently completed post-production of the Film, and William Morris/Endeavor Content has been contracted as exclusive sales agents to sell the film’s distribution rights in the United States and Canada. The Company anticipates that it will consummate a sale the distribution rights to the Film during fiscal year 2019.

The Company is currently preparing to launch a new girl group (hereinafter the “Girl Group”) called “Drama Drama” consisting of five teenage girls. Each group member portrays a different fictional character. Each character represents a distinct cross-section of popular teen personas. They are the “hip-hop girl,” the “punk rocker,” the “biker babe,” the “hippie chick,” and “preppie cheerleader.” Each character will be highly stylized to represent a distinct fashion statement. An overriding theme to the group is the celebration of individuality. The underlying social message is anti-clique. The girl group will be marketed to children primarily between the ages of seven and fourteen. This target demo is often referred to as the “tween market.”

The Company believes the Film is the first movie in history to launch an original pop group. Our hope is that the movie, which includes fourteen original songs and professional choreography, will not only resonate with its tween target demographic and produce significant movie-related revenue but also serve as a unique marketing strategy to launch the Girl Group and the five distinct characters introduced in the Film.

The Company is likewise developing a cast and projects for a boy band (hereinafter the “Boy Band”) consisting of five teenage boys. A screenplay is currently being developed, and original music is being written to launch the Boy Band. The cast members of the Boy Band will be paid a guaranteed salary. The Boy Band members will be contractually obligated to make the Boy Band their full-time professional commitment. Management believes the boys cast for the group will be of the highest triple threat caliber. When the Company is ready to produce Boy Band projects, it expects the costs and scheduling of such to be similar to those incurred for the production of the Girl Group and Drama Drama. The Company anticipates that it will begin casting for the Boy Band in the summer of 2019.

The Company is in the process of producing a documentary about the pop boy band “Dream Street.” Formed in mid-1999, Dream Street had a meteoric rise and a precipitous fall. The Company has retained the services of World Media Group Inc. in New York to digitize over 1,000 hours of Dream Street video footage including extensive rare material that has never been seen before including the initial auditions, rehearsals, live performances as well as capturing captivating behind the scenes moments.

Previously, during 2016, the Company acquired all of the rights to the Master Recordings by former Billboard number one selling, Gold-certified artists, Dream Street. Dream Street was one of the most popular boy bands of the last decade. All for One Media’s CEO and President, Brian Lukow, was a co-creator of Dream Street. The group’s songs are currently being distributed through all major digital platforms including, Spotify, iTunes, and Pandora and are currently producing minimal revenues.

The Company is also in development of a documentary film about the treatment of prisoners of war. To that end, in September 2018, the Company licensed, "never before seen footage" from the Vietnam War. The footage includes a never-released interview with Senator McCain from 1993 and footage from the Hanoi Hilton (where prisoners of war were detained after capture).

Results of Operations

For the three months ended December 31, 2018 compared to the three months ended December 31, 2017

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the three months ended December 31, 2018 we generated minimal revenues of $2,210, from streaming music sales as compared to none for the three months ended December 31, 2017.

Operating Expenses

Total operating expenses for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, were approximately $413,000 and $147,000, respectively. The $266,000 increase in operating expenses for the three months ended December 31, 2018 is primarily comprised of an increase in consulting fees of approximately $276,000 primarily related to stock based consulting fees, increase in compensation of $7,000 due to the increase in base salary of our CEO during the three months ended December 31, 2018 offset by decrease of approximately of $18,000 decrease in general and administrative expenses.

Other Expenses, net

Total other expense (income), net, for the three months ended December 31, 2018 and 2017 were approximately $(2,407,000) and $518,000, respectively, an increase of $2,925,000. The increase in other expense is the primary result of the recognition of derivative expense of $2,477,000, an increase in interest expense of $637,000 in connection with the issuance of convertible notes offset by the increase in gain from the decrease in fair value of derivative liabilities of approximately $68,000.

Net Loss

We reported a net loss attributable to All For One Media Corp. of approximately $(2,702,000) for the three months ended December 31, 2018, as compared to $(427,000) for the three months ended December 31, 2017 as a result of the discussion above.

Working Capital

	December 31, 2018	September 30, 2018
Current assets	$188,393	$131,849
Current liabilities	8,818,611	6,587,971
Working capital deficit	$8,630,218	$6,456,122

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit of approximately $11.3 million. In addition, there is a working capital deficiency of approximately $8,630,000 and a stockholder’s deficiency of approximately $5,374,000 as of December 31, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Three months ended December 31,
	2018	2017
Net Cash Used in Operating Activities	$(439,417)	$(175,729)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	484,750	75,000
Net Increase (Decrease) in Cash	$45,333	$(100,729)

Net cash used in operating activities was approximately $439,000 for the three months ended December 31, 2018 as compared to approximately $176,000 for the three months ended December 31, 2017. During the three months ended December 31, 2018 cash was used as follows:

•	net loss was approximately $2,817,000, and
•	an increase in our film cost of approximately $40,000,
•	An increase in our prepaid expenses and other current assets of approximately $11,000,
•	a decrease in our total accounts payable and accrued liabilities of approximately 61,000, partially offset by,
•	an increase in total accrued interest of approximately $12,000, and
•	non-cash operating expense of amortization of approximately $650,000, non-cash interest of $279,000, stock-based compensation of approximately $305,000, derivative expense of $2,477,000 and
•	Non-cash other income resulting from the change in fair value of derivate liabilities of $1,236,000.

During the three months ended December 31, 2017 cash was used as follows:

•	net income was approximately $371,462, and
•	a decrease in our prepaid expenses and other current assets of approximately $20,000,
•	an increase in our film cost of approximately $47,000, partially offset by
•	a decrease in our total accounts payable and accrued liabilities of approximately 35,000,
•	an increase in total accrued interest of approximately $37,000, and
•	non-cash operating expense of amortization of approximately $286,000, non-cash interest of $204,000, stock-based compensation of approximately $33,000, derivative expense of $122,000 and
•	Non-cash other income resulting from the change in fair value of derivate liabilities of $1,168,000.

Net cash provided by financing activities for the three months ended December 31, 2018 was approximately $485,000 as compared to approximately $75,000 for the three months ended December 31, 2017. During the three months ended December 31, 2018, we received proceeds of approximately $1,383,000 from the issuance of convertible notes offset by repayments of $899,000 on our loans, convertible notes and nonconvertible note. During the year ended December 31, 2017, we received proceeds of approximately $100,000 from the issuance of convertible notes and loans offset by repayments of $25,000 on our loans.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for fiscal 2019. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

In November 2016, the FASB issued new guidance on restricted cash on the statement of cash flows. The new guidance requires the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-18 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2019, the Company received proceeds from GS Capital Partners, LLC pursuant to a 10% Convertible Redeemable Back End Note originally issued on March 26, 2018. The face value of the note is $80,000 and the Company paid original issuance cost and fees that totaled $10,000 that will be amortized over the life of the note. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is six months following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note.

On January 28, 2019 the Company issued 1,200,000 shares of common stock to Brian Lukow and 1,000,000 shares of common stock to Brian Gold for services provided to the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has issued various convertible notes to third parties from June 2016 to December 31, 2018 and through the date of this quarterly report. See a more detailed description in Note 4 in the notes to the interim unaudited consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017 (3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 (8)

10.41	Promissory Note with Power Up Lending Group Ltd. dated July 26, 2018(9)

10.42	Promissory Note with One44 Capital LLC dated September 14, 2018(9)

10.43	Promissory Note with Power Up Lending Group Ltd. dated September 21, 2018(9)

10.44	Promissory Note with GS Capital Partners, LLC dated October 24, 2018(9)

10.45	Promissory Note with GS Capital Partners, LLC dated October 31, 2018(9)

10.46	Promissory Note with GS Capital Partners, LLC dated November 6, 2018(9)

10.47	Promissory Note with UP Lending Group Ltd. dated November 13, 2018(9)

10.48	Promissory Note with Coolidge Capital, LLC dated November 20, 2018(9)

10.49	Promissory Note with GS Capital Partners, LLC dated November 23, 2018(9)

10.50	Promissory Note with Auctus Fund, LLC dated November 27, 2018(9)

10.51	Promissory Note with GS Capital Partners, LLC dated December 13, 2018(9)

10.52	Promissory Note with Power Up Lending Group Ltd. dated December 17, 2018(9)

10.53	Promissory Note with GS Capital Partners, LLC dated December 28, 2018(9)

10.54	Settlement Agreement with Apollo Capital Corp. dated October 30, 2018(9)

10.55	Promissory Note with GS Capital Partners, LLC dated January 9, 2019(9)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T
_______________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018
(8)	As filed with our Form 10-Q filed on August 14, 2018.
(9)	As filed with our Form 10-K filed on January 15, 2019.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: February 14, 2019	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

43