Form 10-Q
period 2019-03-31
ALL FOR ONE MEDIA CORP.
filed 2019-05-17
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

As of May 10, 2019, there were 74,958,489 shares of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,179	$58,344
Prepaid expenses and other current assets	70,799	73,505
Total current assets	122,978	131,849
Other assets:
Film production costs	1,000,000	3,216,067

TOTAL ASSETS	$1,122,978	$3,347,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$20,729	$213,601
Accounts payable and accrued liabilities - related party	133,000	127,000
Accrued interest	366,646	285,476
Convertible notes payable, net of unamortized debt discounts - current	1,117,900	1,087,051
Note payable	-	40,000
Note payable - related party	200,000	200,000
Loans payable	984,715	2,209,488
Due to related parties	2,701	2,701
Derivative liabilities	3,958,540	2,422,654
Total current liabilities	6,784,231	6,587,971

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares designated; 51 and 51 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively)	-	-
Common stock, $0.001, 1,500,000,000 shares authorized: 72,805,828 shares and 55,638,122 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	72,806	55,638
Additional paid-in capital	6,253,793	5,352,315
Accumulated deficit	(11,651,214)	(8,611,139)
Total All For One Media Corp. Stockholders' deficit	(5,324,615)	(3,203,186)

Non-controlling interest in subsidiary	(336,638)	(36,869)

Total Stockholders' deficit	(5,661,253)	(3,240,055)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,122,978	$3,347,916

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$1,053	$1,338	$3,263	$1,338

Operating expenses:
Compensation expense	79,380	151,620	106,648	171,680
Professional and consulting expense	214,659	75,662	591,503	176,944
Impairment of film cost	2,284,062	-	2,284,062	-
General and administrative expense	94,696	38,653	103,085	64,281
Total operating expense	2,672,797	265,935	3,085,298	412,905
Loss from operations	(2,671,744)	(264,597)	(3,082,035)	(411,567)

Other income (expense)
Derivative expense	(1,011,120)	(427,350)	(3,488,527)	(549,741)
Change in fair value of derivative liabilities	789,135	1,491,990	2,024,712	2,659,618
Gain from extinguishment of debt, net	1,903,974	-	1,902,938	-
Offering cost	(40,000)	-	(40,000)	-
Profit interest recovery	1,224,773	-	1,224,773	-
Interest expense	(778,880)	(704,974)	(1,943,057)	(1,231,779)
Total other income (expense)	2,087,882	359,666	(319,161)	878,098

Income (loss) before provision for income taxes	(583,862)	95,069	(3,401,196)	466,531

Provision for income taxes	-	-	-	-
Net income (loss)	(583,862)	95,069	(3,401,196)	466,531

Losses attributable to non-controlling interest	246,151	62,762	361,121	118,328

Net income (loss) attributable to All For One Media Corp.	$(337,711)	$157,831	$(3,040,075)	$584,859

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	71,602,717	29,137,404	67,361,194	27,578,635
Diluted	71,602,717	98,042,735	67,361,194	96,483,966

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$(0.00)	$0.01	$(0.05)	$0.02
Diluted	(0.00)	$(0.00)	$(0.05)	$(0.01)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2018	51	$-	55,638,122	$55,638	$5,352,315	$(8,611,139)	$(36,869)	$(3,240,055)

Issuance of common stock for services	-	-	7,653,000	7,653	297,632	-	-	305,285

Sale of membership interest in subsidiary	-	-	-	-	96,805	-	28,195	125,000

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	6,389,087	6,389	84,790	-	-	91,179

Issuance of common stock in connection with exercise of warrants	-	-	2,927,619	2,928	(2,928)	-	-	-

Reclassification of derivative liabilities relating to convertible notes	-	-	-	-	158,026	-	-	158,026

Reclassification of derivative liabilities relating to exercised warrants	-	-	-	-	3,448	-	-	3,448

Cancellations of common stock	-	-	(3,080,000)	(3,080)	3,080	-	-	-

Net loss for the period	-	-	-	-	-	(2,702,364)	(114,970)	(2,817,334)

Balance, December 31, 2018	51	-	69,527,828	69,528	5,993,168	(11,313,503)	(123,644)	(5,374,451)

Issuance of common stock for services	-	-	2,278,000	2,278	200,052	-	-	202,330

Issuance of common stock for prepaid services	-	-	1,000,000	1,000	49,000	-	-	50,000

Adjustment on non-controlling interest in subsidiary	-	-	-	-	(33,157)	-	33,157	-

Reversal of APIC reclass of derivative relating to convertible notes and to record
fair value of shares in first quarter 2019 for conversion of notes	-	-	-	-	44,730	-	-	44,730

Net income (loss) for the period	-	-	-	-	-	(337,711)	(246,151)	(583,862)

Balance, March 31, 2019	51	$-	72,805,828	$72,806	$6,253,793	$(11,651,214)	$(336,638)	$(5,661,253)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2017	51	$-	25,235,361	$25,236	$3,813,095	$(7,470,559)	$181,202	$(3,451,026)

Issuance of common stock for services	-	-	478,000	478	32,100	-	-	32,578

Issuance of common stock in connection with conversion of note payable	-	-	846,667	847	20,743	-	-	21,590

Reclassification of derivative liabilities to equity	-	-	-	-	40,970	-	-	40,970

Net income (loss) for the period	-	-	-	-	-	427,028	(55,566)	371,462

Balance, December 31, 2017	51	-	26,560,028	26,561	3,906,908	(7,043,531)	125,636	(2,984,426)

Issuance of common stock for services	-	-	2,128,000	2,128	118,001	-	-	120,129

Issuance of common stock in connection with conversion of note payable	-	-	6,754,731	6,754	138,209	-	-	144,963

Reclassification of derivative liabilities to equity	-	-	-	-	286,976	-	-	286,976

Net income (loss) for the period	-	-	-	-	-	157,831	(62,762)	95,069

Balance, March 31, 2018	51	$-	35,442,759	$35,443	$4,450,094	$(6,885,700)	$62,874	$(2,337,289)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,401,196)	$466,531
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	1,421,466	679,608
Stock-based compensation	524,282	152,707
Gain on extinguishment of debt, net	(1,902,938)	-
Impairment of offering cost	40,000	-
Impairment of film cost	2,284,062	-
Profit interest recovery	(1,224,773)	-
Derivative expense	3,488,527	549,741
Change in fair value of derivative liabilities	(2,024,712)	(2,659,618)
Non-cash interest expense	1,000	435,263
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,961)	48,916
Film production costs	(67,995)	(255,614)
Accounts payable and accrued liabilities	(67,874)	(20,494)
Accounts payable and accrued liabilities - related party	6,000	-
Accrued interest	100,697	69,211
NET CASH USED IN OPERATING ACTIVITIES	(827,415)	(533,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable	-	(25,000)
Payments on convertible notes payable	(1,321,000)	(78,000)
Payments on note payable	(40,000)	-
Proceeds from note payable	-	200,000
Proceeds from convertible notes payable, net of issuance cost	2,182,250	441,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	821,250	538,100

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,165)	4,351

CASH AND CASH EQUIVALENTS - beginning of year	58,344	109,785

CASH AND CASH EQUIVALENTS - end of period	$52,179	$114,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$392,378	$42,903
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$2,182,250	$441,100
Reclassification of derivative liabilities to equity upon exercise of warrants	$-	$327,946
Issuance of common stock in connection with conversion of note payable and accrued interest	$91,179	$166,553
Proceeds from sale of membership interest paid directly to vendor	$125,000	$-
Issuance of common stock in connection with exercise of warrants	$2,928	$-
Cancellation of common stock	$(3,080)	$-
Capitalized interest related to production included in film cost	$-	$46,918
Reclassification from prepaid expense to a note payable as payment	$-	$25,000
Reduction of accounts payable and notes payable and film cost due to the release agreement	$-	$347,880

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

All for One Media Corp. (the “Company”) was incorporated in the State of Utah on March 2, 2004. The Company is a media and entertainment company focused on creating, launching and marketing original pop music groups commonly referred to as “boy bands” and “girl groups.”

On October 26, 2015, the Company entered into an Asset Exchange Agreement (the “Asset Exchange”) with Crazy for the Boys, LLC (“CFTB”), a privately held company, and certain members owning membership interest in CFTB whereby the Company acquired certain assets from CFTB in exchange for 5,201,500 shares of the Company’s common stock. The assets that were acquired included a movie screenplay, master song recordings, trademarks, and web domain names (the “CFTB Assets”).

On December 7, 2016, the Company organized a subsidiaries in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of March 31, 2019, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2018 and March 31, 2019, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers and has received several offers for the distribution of the film. The Company continues to review those offers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of March 31, 2019. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2018 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on January 15, 2019. The results of operations for the six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents at March 31, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2019 the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $70,799 and $73,505 at March 31, 2019 and September 30, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and common stock for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $20,216 and $16,254 at March 31, 2019 and September 30, 2018, respectively. The deposits were related to deposit payments with various unions as security for the payments of all performers, background actors and production staff and any unused excess deposits shall be returned once the union has verified that all obligations have been fully satisfied. Additionally, included in other current assets are deferred offering costs of $40,000 at September 30, 2018 which was expensed during the three months ended March 31, 2019 due to an indefinite delay in the equity offering (see Note 8).

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to asset valuations including film cost and the fair value of common stock issued, valuation of debt discount, the valuation of derivative liabilities and the valuation of stock-based compensation.

Film Production Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment – Films. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Production overhead includes the costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses and marketing, selling and distribution costs. Capitalization of interest costs should generally commence when a film is set for production and end when a film is substantially complete and ready for distribution. The Movie was substantially complete and ready for distribution in December 2018. Generally, the interest eligible for capitalization includes stated interest, imputed interest, and interest related to debt instruments as well as amortization of discounts and other debt issue costs.

Pursuant to ASC 926-20-35, the Company will begin to amortize capitalized film cost when a film is released and it begins to recognize revenue from the film. These costs for an individual film are amortized and participation costs (see below) are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of such film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture.

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

March 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of March 31, 2019 and September 30, 2018, the carrying value of the film costs was $1,000,000 and $3,216,067, respectively. At March 31, 2019, the Company determined that the film cost is impaired. Consequently, the Company recorded impairment expense of $2,284,062 and $0 during the six months ended March 31, 2019 and 2018, respectively.

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expense and other current assets, accounts payable and accrued liabilities approximate their estimated fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

The Company’s notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2019 and 2018.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2019:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$3,958,540	$-	$-	$3,958,540

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

March 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At March 31, 2019 and 2018, the Company has 130,741,078 and 68,905,331 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Additionally at March 31, 2019 and 2018, the Company has 400,000 and 0 warrants outstanding, respectively. The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations.

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Numerator:
Net income (loss) attributable to All For One Media Corp.	$(337,711)	$157,831	$(3,040,075)	$584,859
Add: Interest and derivative expense	2,029,470	892,603	5,354,959	1,338,457
Less: Gain from extinguishment of debt	(1,903,974)	-	(1,902,938)	-
Less: Change in fair value of derivative liabilities	(789,135)	(1,491,990)	(2,024,712)	(2,659,618)
Adjusted net income (loss) attributable to All For One Media Corp.	(1,001,350)	(441,556)	$(1,612,766)	$(736,302)

Denominator:
Weighted-average shares of common stock	71,602,717	29,137,404	67,361,194	27,578,635
Dilutive effect of convertible instruments	-	68,905,331	-	68,905,331
Diluted weighted-average of common stock	71,602,717	98,042,735	67,361,194	96,483,966

Net income (loss) per common share from:
Basic	$(0.00)	$0.01	$(0.05)	$0.02
Diluted	(0.00)	(0.00)	(0.05)	(0.01)

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

March 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of; a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or; b) the date at which the counterparty’s performance is complete.

The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Derivative Liabilities

The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded conversion options be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date, and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment. Prior to September 30, 2018, the fair value of the derivative liabilities was reclassified to additional paid in capital.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted to approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000. As of March 31, 2019 and September 30, 2018, the Company recorded a non-controlling interest balance of $(336,638) and $(36,869), respectively, in connection with the majority-owned subsidiary, CFTB Movie as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $361,121 and $118,328 during the six months ended March 31, 2019 and 2018, respectively, as reflected in the accompanying consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company adopted and implemented on October 1, 2018, ASU Topic 606 – Revenue from Contracts with Customers (“ASU 606”). ASU 606 did not have a material impact on its consolidated financial statements.

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

During the six months ended March 31, 2019, the Company recognize revenue of $3,263 from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues net of commissions once the songs are downloaded by the customer and the performance obligation is satisfied.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company believes the guidance will not have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this ASU for their next fiscal year beginning October 1, 2019 and will be evaluating the impact in the financial statements.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $3,401,196 and $827,415 respectively, for the six months ended March 31, 2019. Additionally the Company had an accumulated deficit of $11,651,214, working capital deficit of $6,661,253 and a shareholders’ deficit of $5,661,253 at March 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At March 31, 2019 and September 30, 2018, convertible notes payable – unrelated party consisted of the following:

	March 31, 2019	September 30, 2018
	(Unaudited)
Principal amount	$2,707,781	$1,791,396
Less: unamortized debt discount	(1,589,881)	(704,345)
Convertible notes payable, net – current	$1,117,900	$1,087,051

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000 on June 21, 2016. The 10% convertible promissory note and all accrued interest were due on June 21, 2018. During fiscal year 2016, the Company received proceeds for a total of $80,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $5,000 in connection with this note payable which is being amortized over the term of the note. On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0 after the conversions.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

The Company paid original issuance discount of $5,000 in connection with this note payable which was amortized over the term of the note. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes. In September 2017, in connection with the conversion $12,803 principal amount and fees of $1,200, the Company issued an aggregate of 2,154,261 shares of common stock to the noteholder. Between November 2017 and April 2018, the Company issued an aggregate of 3,161,866 common stock to the note holder upon the conversion of $60,790 of principal amount, accrued interest of $5,974 and fees of $1,200. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0 after the conversions.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest were due on October 25, 2018. During fiscal year 2017, the Company received proceeds for a total of $95,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $5,000 in connection with this note payable which will be amortized over the term of the note. Between April 2018 and September 2018, the Company issued an aggregate of 5,579,688 common stock to the note holder upon the conversion of $95,000 of principal amount, accrued interest of $12,349 and fees of $1,200. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0 after the conversions.

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest were due on December 27, 2018. During fiscal 2017, the Company received proceeds for a total of $200,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $20,000 in connection with this note payable which will be amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off the principal amount of $220,000. As of March 31, 2019, the principal balance of these notes was $0.

On April 5, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $165,000. The 10% convertible promissory note and all accrued interest were due on April 5, 2019. During fiscal 2017, the Company received proceeds for a total of $150,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid total original issuance discount of $35,000 in connection with this note payable which will be amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off the principal amount of $165,000. As of March 31, 2019, the principal balance of these notes was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest were due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $100,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off the principal amount of $110,000. As of March 31, 2019, the principal balance of these notes was $0.

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest were due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $87,500. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount and related loan fees of $9,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2018, the principal balance of this note was $87,500. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off the principal amount of $87,500. As of March 31, 2019, the principal balance of these notes was $0.

On October 30, 2018, the Company entered into a Settlement Agreement and Release with a certain note holder of various 10% convertible notes payable (see above), whereby the Company agreed to pay the note holder a total pay off amount of $646,962 to be paid in three tranches as follows: $228,354 due on October 31, 2018, $191,081 due on November 30, 2018 and $227,526 due on December 30, 2018 in exchange for the release of the total principal amount of $582,500 plus the related accrued interest of $64,462 which resulted to a loss from settlement of debt of $1,036. In October 2018, November 2018 and December 2018, the Company paid payments tranche 1, 2 and 3 pursuant to the Settlement Agreement and Release.

In June 2017, the note holder of the various 10% convertible promissory notes entered into a loan and security agreement with the Company whereby the Company had granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to: 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property now owned such as all rights and title to The Crazy for the Boys Movie 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing.

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest were due in November 2017 and December 2017. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the notes were paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the notes. The Company paid original issuance discount and related loan fees of $6,000 in connection with these notes payable which was amortized over the term of the note. Between August 2017 and September 2017, the Company paid off the principal notes of $68,000, accrued interest of $4,058 and additional prepayment interest of $28,823. As of March 31, 2019 and September 30, 2018, the principal balance of these notes was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In June 2017, the Company issued 8% Convertible Promissory Note for principal borrowings of up to $165,000. The 8% convertible promissory note and all accrued interest were due in April 2019. The note was unsecured and bore interest at the rate of 8% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 62% of the volume weighted average price of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $30,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and July 2018, the Company issued an aggregate of 5,788,776 common stock to the note holder upon the conversion of $165,000 of principal amount and accrued interest of $11,637. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0 after the conversions.

In July 2017, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $60,000. The 10% convertible promissory notes and all accrued interest were due in March 2018. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which means the lower of: i) 50% discount to the lowest trading price during the previous 20 days trading days to the date of conversion notice or ii) a 50% discount to the lowest trading price during the previous 20 trading days before the date that this note was executed. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and March 2018, the Company issued an aggregate of 3,128,844 common stock to the note holder upon the conversion of $60,000 of principal amount and accrued interest of $3,990. As of March 31, 2019 and September 30, 2018, the principal balance of this note is $0 after the conversions.

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. As of March 31, 2019, the principal balance of this note is $78,031 after the conversions. This note is past maturity but it is not in default.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In August 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest were due in August 2018. The notes are unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the volume weighted average price of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. In August 2018, the Company issued an aggregate of 1,150,567 common stock to the note holder upon the conversion of $25,000 of principal amount and accrued interest of $1,923. Between October 2018 and November 2018 the Company issued an aggregate of 3,064,887 common stock to the note holder upon the conversion of $42,250 of principal amount, accrued interest of $3,942 and fees of $0. As of March 31, 2019, the principal balance of this note was $42,750 after the conversions.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $78,000. The 12% convertible promissory notes and all accrued interest were due in June 2018. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In March 2018, the Company paid off the principal notes of $78,000, accrued interest of $4,795 and additional prepayment interest of $32,903. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The 12% convertible promissory notes and all accrued interest were due in June 2018. The notes are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which is being amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. As of March 31, 2019, the principal balance of this note was $110,000. This note is past maturity but it is not in default.

In November 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest were due in September 2018. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In May 2018, the Company paid off the principal notes of $53,000, accrued interest of $3,119 and additional prepayment interest of $22,538. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

Between December 2017 and March 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest were due in December 2018. The notes were unsecured and bore interest at the rate of 8% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. The Company paid total original issue discount and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. On December 3, 2018 and February 11, 2019 the Company paid off total principal amount of $110,000 including accrued interest of $9,909 and prepayment penalty of $26,502. As of March 31, 2019, the principal balance of this note was $0.

In December 2017, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $53,000 which closed on January 3, 2018. The 10% convertible promissory notes and all accrued interest were due in December 2018. The notes were unsecured and bore interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,650 in connection with this note payable which is being amortized over the term of the note. In May 2018, the Company received a notice amending the terms of the note due to more favorable terms granted to other note holders per the terms of the Securities Purchase Agreement. Consequently, the terms were amended to increase the original principal amount by $5,300 and increased the interest rate from 10% to 12% per annum. In June 2018, the Company issued an aggregate of 2,044,551 common stock to the note holder upon the conversion of $40,993 of principal amount and paid off the principal notes of $17,307, accrued interest of $2,882 and additional prepayment interest of $10,047. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0 after the conversions.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $40,000. The 10% convertible promissory notes and all accrued interest were due in January 2019. The notes were unsecured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 50% of the lower of: (i) the lowest closing bid price, and (ii) the lowest trading price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date. During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which is being amortized over the term of the note. In July 2018, the Company paid off the principal notes of $40,000, accrued interest of $1,852 and additional prepayment interest of $14,015. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000 and received total proceeds of $80,000 to date. The 10% convertible promissory notes and all accrued interest are due between January 2019 and October 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 55% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid a total of original issue discount and related loan fees of $11,500 in connection with this note payable which is being amortized over the term of the note. In January 2018 and May 2018, in connection with the issuance of this note, the Company granted an aggregate of 1 year 333,333 warrants to purchase the Company’s common stock (see Note 7). The warrants had a term of 1 year from the date of grants and was exercisable at an exercise price of $0.18. In July 2018, the Company paid off the principal notes of $40,000, accrued interest of $1,432 and additional prepayment interest of $20,540. On November 14, 2018, the Company paid off the principal amount of $20,000 including accrued interest of $1,511 and prepayment penalty of $9,968. As of March 31, 2019, the principal balance of this note was $20,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In February 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $40,000. The 8% convertible promissory notes and all accrued interest were due in February 2019. The notes were unsecured and bore interest at the rate of 8% per annum from the issuance date. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. On March 18, 2019, the Company paid off the principal amount of $40,000 including accrued interest of $4,077 and prepayment penalty of $11,195. As of March 31, 2019, the principal balance of this note was $0.

In March 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000. The 10% convertible promissory notes and all accrued interest are due in March 2019. The notes are secured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid original issue discount and related loan fees of $10,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $80,000.

In March 2018, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest were due in December 2018. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In September 2018, the Company paid off the principal notes of $53,000, accrued interest of $3,276 and additional prepayment interest of $22,315. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0.

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

On May 21, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $16,500 and received proceeds of $16,500. The net proceeds were used to directly pay legal fees. On June 27, 2018, the Company entered into an Amended Promissory Note with this note. The Amended Promissory Note amended a certain 10% Convertible Promissory Note by removing the variability of the conversion feature of the note and establishing a fixed conversion price of $0.041 per share. Principal and all accrued interest was due on January 24, 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to $0.041 per share. The Company paid original issue discount and related loan fees of $1,500 in connection with this note payable which is being amortized over the term of the note. On January 23, 2019, the Company paid off the principal amount of $16,500. As of March 31, 2019, the principal balance of this note was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On May 7, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest was due on February 15, 2019. The note were unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. On November 7, 2018 the Company paid off the principal amount of $78,000 including accrued interest of $4,693 and prepayment penalty of $32,898. As of March 31, 2019, the principal balance of this note was $0.

On May 16, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $85,000. The 12% convertible promissory note and all accrued interest was due on May 16, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the lowest 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 135% to 150% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which is being amortized over the term of the note. On November 23, 2018 the Company paid off the principal amount of $85,000 including accrued interest of $5,365 and prepayment penalty of $42,248. As of March 31, 2019, the principal balance of this note was $0.

On June 1, 2018 and February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $180,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $180,000.

On June 15, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest was due on March 30, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. On December 13, 2018 the Company paid off the principal amount of $78,000 including accrued interest of $4,667 and prepayment penalty of $33,031. As of March 31, 2019, the principal balance of this note was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On July 13, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest were due on July 13, 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note. On January 15, 2019 the Company paid off the principal amount of $100,000 including accrued interest of $4,959 and prepayment penalty of $47,232. As of March 31, 2019, the principal balance of this note was $0.

On July 26, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest was due on May 15, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. On February 11, 2019 the Company paid off the principal amount of $53,000 including accrued interest of $3,136 and prepayment penalty of $22,455. As of March 31, 2019, the principal balance of this note was $0.

On September 14, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest were due on September 14, 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $5,000 in connection with this note payable which is being amortized over the term of the note. On March 18, 2019 the Company paid off the principal amount of $100,000 including accrued interest of $4,932 and prepayment penalty of $47,259. As of March 31, 2019, the principal balance of this note was $0.

On September 21, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $58,000. The 12% convertible promissory note and all accrued interest was due on July 15, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. On March 18, 2019 the Company paid off the principal amount of $58,000 including accrued interest of $3,318 and prepayment penalty of $24,527. As of March 31, 2019, the principal balance of this note was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On October 24, 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of $40,000. The 8% convertible promissory notes and all accrued interest were due in February 2019. The note is unsecured and bear interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days to the conversion date. The Company does not have a right to prepay the note within 6 months of the issuance date of this note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $40,000.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest are due on October 31, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 138% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $250,000.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The 10% convertible promissory note and all accrued interest are due on November 6, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $120,000.

On November 13, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000. The 12% convertible promissory note and all accrued interest is due on August 30, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $73,000.

On November 20, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000. The 12% convertible promissory note and all accrued interest are due on August 20, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $100,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The 10% convertible promissory note and all accrued interest are due on November 23, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 100% to 136% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $140,000.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 12% convertible promissory note and all accrued interest are due on May 27, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $250,000.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The 10% convertible promissory note and all accrued interest are due on December 13, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $150,000.

On December 17, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on October 15, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $78,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The 10% convertible promissory note and all accrued interest are due on December 28, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $240,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $163,000.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $110,000.

On February 25, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest is due on December 15, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $53,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The 10% convertible promissory note and all accrued interest are due on March 15, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 128% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $350,000.

Accrued interest related to all unrelated party convertible note amounted to $129,451 and $129,341 at March 31, 2019 and September 30, 2018 respectively, which was included in accrued interest on the accompanying interim consolidated balance sheets. The Company recorded interest expense of $130,567 and $75,440 during the six months ended March 31, 2019 and 2018, respectively. The Company paid additional interest expense arising from prepayment and default interest penalties of $382,378 and $32,903 for the six months ended March 31, 2019 and 2018, respectively.

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

Amortization of debt discount on convertible notes and derivative liabilities

During fiscal year 2018 and the six months ended March 31, 2019, at the date of issuance, the notes were discounted in the total amount of $1,152,800 and $2,307,000, respectively, based on the valuations of the embedded conversion option. During fiscal year 2018 and the six months ended March 31, 2019, the total $1,073,650 and $2,182,250, debt discount from the valuation of the derivatives, respectively, and the total of $79,150 and $124,750 original issue discount and related loan fees, respectively, are being amortized over the terms of these notes. During the six months ended March 31, 2019 and 2018, derivative expense was $3,488,527 and $549,741, respectively. At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a gain (loss) resulting from the change in fair value of these convertible instruments was $2,024,712 and $2,659,618, for the six months ended March 31, 2019 and 2018, respectively. Upon conversions during the six months ended March 31, 2019, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $2,105,695 relating to the portion of debt converted was reclassified to other income or expense as part of gain or loss on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $202,757 during the six months ended March 31, 2019 in connection with the conversion of notes. The Company had recorded derivative liabilities of $3,958,540 and $2,422,654 at March 31, 2019 and September 30, 2018, respectively.

During the six months ended March 31, 2019, the fair value of the derivative liabilities were estimated using the Simple Binomial Lattice Model with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 1.00 years
Volatility	190% to 194%
Risk-free interest rate	2.34% to 2.72%

During the six months ended March 31, 2018, the fair value of the derivative liabilities were estimated using the Simple Binomial Lattice Model with the following assumptions:

Dividend rate	0
Term (in years)	0.25 to 1.09 years
Volatility	187% to 189%
Risk-free interest rate	1.39% to 2.09%

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 5 – NOTE AND LOANS PAYABLE

Notes payable

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $200,000.

On July 30, 2018, the Company issued an 8% promissory note for $40,000 to GHS (see Note 8). The 8% promissory note and all accrued interest are due on January 30, 2019. The promissory note was issued as payment for the commitment fee in connection with the equity financing agreement dated on April 11, 2018. On January 22, 2019 the Company paid off the principal amount of $40,000 including accrued interest of $1,552. As of March 31, 2019 and September 30, 2018, the principal balance of this note was $0 and $40,000, respectively.

Accrued interest related to these notes payable amounted to $9,178 and $4,744 at March 31, 2019 and September 30, 2018, respectively. The Company recorded interest expense of $5,986 and $0 during the six months ended March 31, 2019 and 2018, respectively.

Loans payable

Loans payable consisted of the following:

	March 31, 2019	September 30, 2018
	(Unaudited)
Loan principal amount	$984,715	$984,715
Liability to be paid through profit share	-	300,000
Profit interest payable	-	924,773
Less: unamortized debt discount	-	-
Loans payable, net	$984,715	$2,209,488

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest was due on August 15, 2017. A default interest rate of 22% shall be charge after the maturity date. The Company received proceeds of $350,000 and paid original issue discount and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. This loan was used for the production of the Movie. The Company has granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. During fiscal year 2017, amortization of debt discounts related to this 12% secured loan amounted to $50,000 which has been included in film production cost as capitalized interest.

In July 2017, the Company entered into an Agreement (the “Agreement”), to extend the maturity date to December 1, 2017 from August 15, 2017 and to release the guarantee as discussed below. Beginning on December 1, 2017, and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 fee, ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest and was added to the principal amount of loan. Accrued interest related to this loan amounted to $194,120 and $129,814 at March 31, 2019 and September 30, 2018, respectively. As of March 31, 2019 and September 30, 2018, the principal balance of this loan was $425,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 5 – NOTE AND LOANS PAYABLE (continued)

The Company accounted for the 6% profit consideration for the above agreement in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on estimated future expected cash flows to be paid to the loan holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability since the Movie was in post-production stage, and thus were subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, during fiscal year 2018, the Company estimated the cash flows associated with the Movie and determined a discount of $643,500 which was being accounted for as interest expense over a 5 year estimated life of the Movie based on expected future revenue streams. At March 31, 2019, the Company expects no profit from the Movie (see impairment expense in Note 2 “Film Production Cost”) and reversed to profit interest recovery on the accompanying consolidated statements of operations the profit interest payable of $225,660 which was recorded during fiscal 2018 and reversed the profit interest accrued during the six months ended March 31, 2019 of $134,679 as a credit to interest expense. As of March 31, 2019 and September 30, 2018, loan payable net of unamortized debt discount amounted $425,000 and $650,660, respectively.

Additionally, in July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from issuance of loans for a total of $98,465 from the same lender above. The Company received additional proceeds of $11,250 in January 2018. Such loan bears 12% interest per annum and are considered due on demand as there was no set maturity. On December 12, 2017, the Company paid $25,000 towards this loan. As of March 31, 2019 and September 30, 2018, loan payable amounted $84,715.

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bears no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor.

Consequently, the initial proceeds of $300,000 was accounted for as liability or debt to be repaid only if there is a profit in the Movie. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on estimated future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability since the Movie was still in post-production stage, and thus were subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, during fiscal year 2018, the Company estimated the cash flows associated with the Movie and determined a discount of $2,351,750 which was being accounted for as interest expense over the 5 year estimated life of the Movie based on expected future revenue streams. At March 31, 2019, the Company expects no profit from the Movie (see impairment expense in Note 2 “Film Production Cost”) and reversed to profit interest recovery on the accompanying consolidated statements of operations the profit interest payable of $699,113 which was recorded during fiscal 2018 as well as the $300,000 liability discussed above and reversed the profit interest accrued during the six months ended March 31, 2019 of $452,678 as a credit to interest expense. As of March 31, 2019 and September 30, 2018, loan payable net of unamortized debt discount amounted $475,000 and $1,474,112, respectively.

Accrued interest related to these loans amounted to $228,017 and $151,391 at March 31, 2019 and September 30, 2018, respectively. The Company recorded interest expense of $76,626 during the six months ended March 31, 2019. The Company paid additional interest expense arising from default interest penalties of $10,000 and $0 for the six months ended March 31, 2019 and 2018, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $6,000 for both periods for the six months ended March 31, 2019 and 2018.

During April 2016, the CEO and a director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes which is reflected as due to related party. This loan is non-interest bearing and is due on demand.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of March 31, 2019 and September 30, 2018, the Company has an accrued balances of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 8).

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

Common stock

Between October 2018 and March 2019, the Company issued an aggregate of 36,000 shares of the Company’s common stock to the three directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.03 to $0.09 per common share or $2,031 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $2,031 during the six months ended March 31, 2019.

Between October 2018 and March 2019, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 8). The Company valued these common shares at the fair value ranging from $0.03 to $0.09 per common share or $6,768 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $6,768 during the six months ended March 31, 2019.

In February 2018, the Company entered into a 24 month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month (see note 8). During the six months ended March 31, 2019, the Company issued an aggregate of 75,000 shares of the Company’s common stock valued at the fair value ranging from $0.03 to $0.07 per common share or $4,086 based on the quoted trading price on the dates of grants. This agreement was terminated in January 2019. The Company recorded stock based compensation of $4,086 during the six months ended March 31, 2019.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Between October 2018 and November 2018, the Company issued an aggregate of 6,389,087 common stock to various note holders upon the conversion of $69,616 of principal amount, $20,563 accrued interest and $1,000 in fees pursuant to the conversion terms of the convertible notes (see Note 4). The Company valued these common shares at the fair value ranging from $0.03 to $0.05 per common share or $293,936 based on the quoted trading price on the dates of grants. Additionally, the Company recorded loss on debt extinguishment of $202,757 during the six months ended March 31, 2019 in connection with the conversion of notes.

On October 1, 2018, the Company entered into a 24 month consulting agreement for investor relations and business development services. The consultant shall receive compensation of 1,000,000 shares of the Company’s common stock per month for the first six months and then 22,000 shares per month thereafter (see note 8). During the six months ended March 31, 2019, the Company issued an aggregate of 2,500,000 shares of the Company’s common stock valued at the fair value ranging from $0.03 to $0.07 per common share or $146,950 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $146,950 during the six months ended March 31, 2019.

On October 30, 2018, the Company entered into a 6 month consulting agreement for business advisory services. The consultant was granted 2,500,000 shares of the Company’s common stock as compensation (see note 8). During the six months ended March 31, 2019, the Company issued these 2,500,000 shares of the Company’s common stock valued at the fair value of $0.03 per common share or $75,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $75,000 during the six months ended March 31, 2019.

On October 30, 2018, the Company entered into a 1 year consulting agreement for investor and public relations services. The consultant was granted 2,500,000 shares of the Company’s common stock as compensation (see note 8). During the six months ended March 31, 2019, the Company issued these 2,500,000 shares of the Company’s common stock valued at the fair value of $0.03 per common share or $75,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $75,000 during the six months ended March 31, 2019.

The Company granted 111,111 warrants in May 2018 in connection with a convertible note which was adjusted under the full ratchet anti-dilution provision and therefore causing the Company to adjust it to a total of 5,714,280 warrants. In November 2018, the Company issued 2,927,619 common stock in connection with the cashless exercise of 3,028,571 of these warrants. The Company recorded the common stock at par value and a corresponding offset against additional paid in capital.

On January 28, 2019 the Company issued 1.2 million and 1 million shares of the Company’s common stock to the CEO and a director of the Company, respectively, for services provided and were valued at the fair value at $0.09 per common share or $197,780 based on the quoted trading price on the dates of grant.

In February 11, 2019, the Company entered into a 6 month consulting agreement for business development and investor relations services. The consultant shall receive compensation of 1,000,000 shares of the Company’s common stock (see note 8). During the six months ended March 31, 2019, the Company valued the shares of common stock at the fair value at $0.05 per common share or $50,000 based on the quoted trading price on the dates of grants. The Company recorded stock based compensation of $16,667 during the six months ended March 31, 2019 and recorded prepaid expense of $33,333 at March 31, 2019 to be amortized over the term of this agreement.

During the six months ended March 31, 2019, the Company reclassified $3,448 to paid-in capital due to the exercise of stock warrants.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Stock Warrants

A summary of the Company’s outstanding stock warrants as of March 31, 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2018	511,111	$0.20	3.67
Granted	—	—	—
Additional issuances under ratchet provisions	5,603,169	0.004	0.12
Cancelled	—	—	—
Exercised	(3,028,571)	0.004	0.00
Forfeited	—	—	—
Balance at March 31, 2019	3,085,709	$0.03	0.63

Warrants exercisable at March 31, 2019	3,085,709	$0.03	0.63

Weighted average fair value of warrants granted during the period		$—

In May 2018, the Company granted a 1 year 111,111 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note which was adjusted pursuant to the anti-dilution or ratchet provision and therefore causing the Company to adjust it to a total of 5,714,280 warrants in November 2018. (see Note 4). The warrants had a term of 1 year from the date of grant and was exercisable at an exercise price of $0.18. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The 111,111 warrants were valued on the grant date at approximately $0.06 per warrant or a total of $2,972 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.06 per share (based on the quoted trading price on the dates of grants), volatility of 187%, expected term of 1 year, and a risk free interest rate of 1.63%. The Company determined that the terms of the warrants granted discussed above include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. During fiscal year 2018, the Company recorded a debt discount of $2,972 and a corresponding increase in derivative liabilities in connection with this stock warrant grant (see Note 4). In November 2018, the warrant holder elected to exercise 3,028,571 warrants by cashless exercise and converted into 2,927,619 common stock pursuant to the terms of the stock warrant agreement. During the six months ended March 31, 2018, the Company reclassified $3,448 of derivative liabilities upon the exercise of these warrants to additional paid in capital.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 7). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of March 31, 2019 and September 30, 2018, accrued salaries to Mr. Lukow amounted to $7,536 and $7,151, respectively, and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

On January 31, 2018, the Company entered into a 5 year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first four months and then 20,000 shares of the Company’s common stock every month thereafter (see Note 7). The employment agreement may be terminated by either party upon 14 days written notice. As of September 30, 2018, accrued salaries to Mr. Kra amounted to $56,000 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets. Through November 2018, the Company accounted for 4,080,000 common shares due to Mr. Kra but the transfer agent had only issued 1,000,000 shares to him in February 2018. In November 2018, the Company and Mr. Kra entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and issuance of 1,000,000 shares of common stock in February 2018. Consequently, in November 2018, the Company reduced accrued expenses of $56,000 and cancelled 3,080,000 shares of the Company’s common stock which was recorded at par value.

Corporate director agreements

In October 2015, the Company entered into three corporate director agreements with Mr. Brian Lukow, Mr. Brian Gold and Ms. Aimee O’Brien to serve as members of the Company’s board of directors. The term of the agreements shall continue until September 30, 2016 unless earlier terminated by the Company. The term shall be automatically renewed for as long as the board of directors are re-elected or otherwise serve as members of the board of directors of the Company. As compensation for their services per the terms of their respective corporate director agreements, the Company pays fees to i) Mr. Lukow of 2,000 shares of the Company’s common stock per month ii) Ms. O’Brien of 2,000 shares of the Company’s common stock per month and iii) Mr. Gold of 2,000 shares of the Company’s common stock per month during the month of service. Pursuant to the agreement, the director who will introduce and arrange for equity funding and acquisitions shall be entitled with a 10% commission fee as defined in the agreement.

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of March 31, 2019 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

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

a)

Guaranteed Compensation: $100,000 upon commencement of the official pre-production, beginning with a 5% deposit upon execution of this agreement and the full balance shall be paid no later than the delivery of the movie director’s final cut of the Picture. The Company has paid the $100,000 during fiscal year 2017 which was included in production film cost.

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

March 31, 2019

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

In July 2017, the Company entered into an Executive Producer Agreement (the “Executive Producer Agreement”) with an executive producer to provide executive producing services, which are usually and customarily performed by executive producers in the motion picture industry. The term of this agreement shall continue until the completion of all the executive producer’s required services on the Picture. The Company agreed to pay the following:

a)	Fixed Compensation of $50,000 payable in five equal installments. The Company has paid the $50,000 during fiscal year 2017 and year 2018 which was included in production film cost.

b)

Adjusted gross receipts: The executive producer shall be entitled to receive 2% of adjusted gross receipts with a cap of $100,000 as defined in the Executive Producer Agreement. Such contingent compensation is considered a participation cost which is recognized evenly as the ultimate revenues are earned in accordance with ASC 926.

In February 2018, the Company entered into a 24 month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month. This consulting agreement may be terminated by either party upon 30 days written notice. This agreement was terminated in January 2019.

On October 1, 2018, the Company entered into a 24 month consulting agreement for investor relations and business development services. The consultant shall receive compensation of $6,000 per month and 1,000,000 shares of the Company’s common stock per month for the first six months and then 22,000 shares per month thereafter. This consulting agreement may be terminated by either party upon 30 days written notice. In January 2019, the Company entered into an amendment agreement whereby both parties agreed to change the stock compensation consideration by issuing a total of 2,500,000 shares of the Company’s common stock under this agreement. During the six months ended March 31, 2019, the Company issued these vested 2,500,000 shares (see Note 7).

On October 30, 2018, the Company entered into a 6 month consulting agreement for business advisory services. The consultant shall receive 2,500,000 shares of the Company’s common stock as compensation. This consulting agreement may be terminated by either party upon 30 days written notice. During the six months ended March 31, 2019, the Company issued these vested 2,500,000 shares (see Note 7).

On October 30, 2018, the Company entered into a 1 year consulting agreement for investor and public relations services. The consultant shall receive compensation of $6,000 per month and 2,500,000 shares of the Company’s common stock. This consulting agreement may be terminated by either party upon 30 days written notice. During the six months ended March 31, 2019, the Company issued these vested 2,500,000 shares (see Note 7).

On October 15, 2018, the Company entered into a sales agent agreement with a third party (the “Sales Agent”) who will act as an exclusive sales agent for the purpose of seeking distribution for the motion picture project, Crazy for the Boys. The term of this agreement commences as of the date of this agreement and ends one year from the date of the first distributor screening of the Movie. Both parties agree that if Sales Agent does not showcase the Movie within 6 months, the term shall expire. In consideration for the services rendered hereunder, the Sales Agent shall receive 10% of the gross monies in connection with any sale of rights to the Movie.

In February 11, 2019, the Company entered into a 6 month consulting agreement for business development and investor relations services. The consultant shall receive compensation of $3,500 per month and 1,000,000 shares of the Company’s common stock. During the six months ended March 31, 2019, the Company issued these 1,000,000 shares (see Note 7).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $6,000 for both periods for the six months ended March 31, 2019 and 2018.

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective in August 2018. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company issued to GHS a $40,000 promissory note dated in July 2018 as a commitment fee which shall mature 6 months from execution (see Note 5). The Company recorded the commitment fee initially as deferred offering cost which was expensed during the three months ended March 31, 2019 due to indefinite delay in the equity offering.

NOTE 9 – SUBSEQUENT EVENTS

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The 10% convertible promissory note and all accrued interest are due on April 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 128% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. The embedded options will be bifurcated and accounted for as derivative liabilities.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 9 – SUBSEQUENT EVENTS (continued)

On April 11, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on February 28, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. The embedded options will be bifurcated and accounted for as derivative liabilities.

On April 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $95,000, net of discount. The 10% convertible promissory note and all accrued interest are due on April 22, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,000 in connection with this note payable which will be amortized over the term of the note. The embedded options will be bifurcated and accounted for as derivative liabilities.

On April 12, 2019 the Company paid off a 10% convertible promissory note dated on August 22, 2017 with principal amount of $6,500 including accrued interest of $851 (see Note 4).

On April 16, 2019 the Company paid off a 10% convertible promissory note dated on January 15, 2018 with principal amount of $20,000 including accrued interest of $942 and default interest penalty of $10,558 (see Note 4).

On April 22, 2019 the Company paid default interest penalty of $10,000 related to a 12% loan that was due in December 2017 (see Note 5).

On April 30, 2019 the Company paid off a 10% convertible promissory note dated on June 1, 2018 with principal amount of $21,000 including accrued interest of $1,916 and default interest penalty of $2,084 (see Note 4).

On April 8, 2019, the Company issued 2,152,661 common stock to a note holder upon the conversion of $36,250 of principal amount, $4,719 accrued interest pursuant to the conversion terms of the convertible notes (see Note 4). The Company valued these common shares at the fair value at $0.04 per common share or $93,425 based on the quoted trading price on the dates of grants. Additionally, the Company recorded loss on debt extinguishment of $52,456 in connection with the conversion of notes.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of March 31, 2019, the results of their unaudited interim consolidated statements of operations for the six months ended March 31, 2019 and 2018, and their unaudited interim consolidated cash flows for the six months ended March 31, 2019 and 2018. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

On October 26, 2015, the Company entered into an Asset Exchange Agreement (the “Asset Exchange”) with Crazy For The Boys, LLC (“CFTB”), a privately held company, and certain members owning membership interest in CFTB whereby the Company acquired certain assets from CFTB in exchange for 5,201,500 shares of the Company’s common stock. The assets that were acquired included a movie screenplay, master song recordings, trademarks, and web domain names (the “CFTB Assets”).

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

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of March 31, 2019, the interim unaudited consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. We begun to screen the movie in January 2019 for potential buyers and has received several offers for the distribution of the film. The Company continues to review those offers.

At March 31, 2019, the Company determined that the film cost is impaired. Consequently, the Company recorded impairment expense of $2,284,062 during the six months ended March 31, 2019.

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

The Company is also in development of a documentary film about the treatment of prisoners of war. To that end, in September 2018, the Company entered into a letter of intent and shall license raw footage from the Vietnam War. The footage includes a never-released interview with Senator McCain from 1993 and footage from the Hanoi Hilton (where prisoners of war were detained after capture).

Results of Operations

For the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the three and six months ended March 31, 2019 we generated minimal revenues of $1,053 and $3,263, from streaming music sales as compared to $1,338 for both the three and six months ended March 31, 2018.

Operating Expenses

Total operating expenses for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, were approximately $2,673,000 and $266,000, respectively. The approximately $2,407,000 or 905% increase in operating expenses for the three months ended March 31, 2019 is primarily comprised of an increase in impairment expense of $2,284,000, consulting fees of approximately $139,000 or 182% primarily related to increase advisory and investor relation services, increase of approximately of $56,000 or 144% in general and administrative expenses due to increase advertising, marketing expenses and travel expenses offset by decrease of approximately of $72,000 or 48% in compensation due to the termination of the employment agreement of our former COO during the three months ended March 31, 2019.

Total operating expenses for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018, were approximately $3,085,000 and $413,000, respectively. The approximately $2,672,000 or 647% increase in operating expenses for the six months ended March 31, 2019 is primarily comprised of an increase in impairment expense of $2,284,000,consulting fees of approximately $415,000 or 234% primarily related to stock based consulting fees, increase of approximately of $39,000 or 61% in general and administrative expenses due to increase advertising, marketing expenses and travel expenses offset by decrease of approximately of $65,000 or 38% in compensation due to the termination of the employment agreement of our former COO during the six months ended March 31, 2019.

Other Expenses, net

Total other expense (income), net, for the three months ended March 31, 2019 and 2018 were approximately $(2,088,000) and $(360,000), respectively, an increase of $1,728,000 or 480%. The increase in other income is the primary result of the increase in gain from extinguishment of debt of $1,904,000 and profit interest recovery of $1,225,000 offset by increase in recognition of derivative expense of approximately $584,000, and a decrease in gain from the change in fair value of derivative liabilities of approximately $703,000.

Total other expense (income), net, for the six months ended March 31, 2019 and 2018 were approximately $319,000 and $(878,000), respectively, an increase of $1,197,000 or 136%. The increase in other expense is the primary result of the increase in recognition of derivative expense of approximately $2,939,000, an increase in interest expense of $712,000 in connection with the issuance of convertible notes offset by the decrease in gain from the change in fair value of derivative liabilities of approximately $635,000, increase profit interest recovery of $1,225,000 and increase in gain from extinguishment of debt of $1,903,000.

Net Loss

We reported a net income (loss) attributable to All For One Media Corp. of approximately $(338,000)or $(0.00) per common share - basic and diluted, for the three months ended March 31, 2019, as compared to $158,000 or $0.01 and $(0.00) per common share - basic and diluted, respectively for the three months ended March 31, 2018 as a result of the discussion above.

We reported a net loss attributable to All For One Media Corp. of approximately $(3,040,000) or $(0.05) per common share - basic and diluted for the six months ended March 31, 2019, as compared to $585,000 or $0.02 and $(0.01) per common share - basic and diluted, respectively, for the six months ended March 31, 2018 as a result of the discussion above.

Working Capital

	March 31, 2019	September 30, 2018
Current assets	$122,978	$131,849
Current liabilities	6,784,231	6,587,971
Working capital deficit	$6,661,253	$6,456,122

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company has no significant revenue generating operations and has an accumulated deficit of approximately $11.7 million. In addition, there is a working capital deficiency of approximately $6,661,000 and a stockholder’s deficiency of approximately $5,661,000 as of March 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Six months ended March 31,
	2019	2018
Net Cash Used in Operating Activities	$(827,415)	$(533,749)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	821,250	538,100
Net Increase (Decrease) in Cash	$(6,165)	$4,351

Net cash used in operating activities was approximately $827,000 for the six months ended March 31, 2019 as compared to approximately $534,000 for the six months ended March 31, 2018. During the six months ended March 31, 2019 cash was used as follows:

•	net loss was approximately $3,401,000, and
•	an increase in our film cost of approximately $68,000,
•	An increase in our prepaid expenses and other current assets of approximately $4,000,
•	a decrease in our total accounts payable and accrued liabilities of approximately $62,000, partially offset by,
•	an increase in total accrued interest of approximately $101,000, and
•

non-cash operating expense of amortization of approximately $1,421,000, total impairment expense of $2,324,000, stock-based compensation of approximately $524,000, derivative expense of $3,489,000, and

•

Non-cash other income resulting from the change in fair value of derivate liabilities of approximately $2,025,000, profit interest recovery of $1,225,000 and gain from extinguishment of debt of $1,904,000.

During the six months ended March 31, 2018 cash was used as follows:

•	net income was approximately $467,000, and
•	an increase in our film cost of approximately $256,000, partially offset by,
•	a decrease in our prepaid expenses and other current assets of approximately $49,000,
•	a decrease in our total accounts payable and accrued liabilities of approximately $20,000,
•	an increase in total accrued interest of approximately $69,000, and
•	non-cash operating expense of amortization of approximately $680,000, non-cash interest of $435,000, stock-based compensation of approximately $153,000, derivative expense of $550,000 and
•	Non-cash other income resulting from the change in fair value of derivate liabilities of $2,660,000.

Net cash provided by financing activities for the six months ended March 31, 2019 was approximately $821,000 as compared to approximately $538,000 for the six months ended March 31, 2018. During the six months ended March 31, 2019, we received proceeds of approximately $2,182,000 from the issuance of convertible notes offset by repayments of $1,361,000 on our loans, convertible notes and nonconvertible note. During the six months ended March 31, 2018, we received proceeds of approximately $641,000 from the issuance of convertible notes and nonconvertible note offset by repayments of $103,000 on our loans and convertible note.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for the remainder of fiscal 2019. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of; a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or; b) the date at which the counterparty’s performance is complete.

The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company believes the guidance did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company believes the guidance did not have a material impact on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 9, 2019, the Company issued a 10% Convertible Redeemable Note with GS Capital Partners, LLC for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note.

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

On February 8, 2019, the Company issued a 10% Convertible Promissory Note to GS Capital LLC for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on February 8, 2020. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 134% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note.

On February 15, 2019, the Company issued shares to six shareholders in exchange for services rendered to the Company. Brian Lukow was issued 1,354,000 shares, Elliot Bellen was issued 2,500,000, Rob Cohan was issued 2,500,000 shares, Aimee Ventura was issued 14,000 shares, Brian Gold was issued 1,014,000 shares and American Capital Ventures Inc. was issued 1,000,000 shares. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 25, 2019, the Company issued a 12% Convertible Promissory Note to Power Up Lending Group Ltd. for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest is due on December 15, 2019. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2019, the principal balance of this note was $53,000.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with GS Capital Partners LP for principal borrowings of up to $350,000. The 10% convertible promissory note and all accrued interest are due on March 15, 2020. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 128% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with GS Capital Partners, LLC for principal borrowings of up to $54,000. The 10% convertible promissory note and all accrued interest are due on April 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 110% to 128% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note.

On April 8, 2019, the Company issued 2,152,661 common stock to GS Capital Partners upon the conversion of $36,250 of principal amount, $4,719 accrued interest pursuant to the conversion terms of the convertible notes (see Note 4). The Company valued these common shares at the fair value at $0.04 per common share or $93,425 based on the quoted trading price on the dates of grants. Additionally, the Company recorded loss on debt extinguishment of $52,456 in connection with the conversion of notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

On April 11, 2019, the Company issued a 12% Convertible Promissory Note to Power Up Lending Group Ltd. for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest is due on February 28, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note.

On April 22, 2019, the Company issued a 10% Convertible Promissory Note to Odyssey Capital Funding LLC for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest are due on April 22, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,000 in connection with this note payable which will be amortized over the term of the note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS-

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017 (3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 (8)

10.41	Promissory Note with Power Up Lending Group Ltd. dated July 26, 2018 (9)

10.42	Promissory Note with One44 Capital LLC dated September 14, 2018 (9)

10.43	Promissory Note with Power Up Lending Group Ltd. dated September 21, 2018 (9)

10.44	Promissory Note with GS Capital Partners, LLC dated October 24, 2018 (9)

10.45	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (9)

10.46	Promissory Note with GS Capital Partners, LLC dated November 6, 2018 (9)

10.47	Promissory Note with UP Lending Group Ltd. dated November 13, 2018 (9)

10.48	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (9)

10.49	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (9)

10.50	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (9)

10.51	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (9)

10.52	Promissory Note with Power Up Lending Group Ltd. dated December 17, 2018 (9)

10.53	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (9)

10.54	Settlement Agreement with Apollo Capital Corp. dated October 30, 2018 (9)

10.55	Promissory Note with GS Capital Partners, LLC dated January 9, 2019 (9)

10.56	Promissory Note with GS Capital Partners LLC dated February 8, 2019*

10.57	Promissory Note with Power Up Lending Group Ltd. dated February 25, 2019*

10.58	Promissory Note with GS Capital Partners LLC dated March 15, 2019*

10.59	Promissory Note with GS Capital Partners LLC dated April 8, 2019*

10.60	Promissory Note with Power Up Lending Group Ltd. dated April 11, 2019*

10.61	Promissory Note with Odyssey Capital Funding LLC dated April 22, 2019*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018
(8)	As filed with our Form 10-Q filed on August 14, 2018.
(9)	As filed with our Form 10-K filed on January 15, 2019.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: May 17, 2019	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

