Form 10-K
period 2019-09-30
ALL FOR ONE MEDIA CORP.
filed 2020-01-14
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $3,081,024.55.

Outstanding Shares

As of January 6, 2020, the Registrant had 596,073,327 shares of common stock outstanding and 51 shares of preferred stock outstanding

Documents Incorporated by Reference

See Part IV, Item 15.

ALL FOR ONE MEDIA CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

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

On December 15, 2015, the Company organized a wholly owned subsidiary in the state of Florida, Tween Entertainment Brands, Inc. (“Tween Entertainment”). To date, Tween Entertainment has minimal operating activities, and the Company plans to discontinue this subsidiary. During fiscal years 2019 and 2018, this subsidiary was inactive.

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

The Company is currently preparing to launch a new girl group (hereinafter the “Girl Group”) called “Drama Drama” consisting of five teenage girls. Each group member portrays a different fictional character . Each character represents a distinct cross-section of popular teen personas. They are the “hip-hop girl,” the “punk rocker,” the “biker babe,” the “hippie chick,” and “preppie cheerleader.” Each character will be highly stylized to represent a distinct fashion statement. An overriding theme to the group is the celebration of individuality. The underlying social message is anti-clique. The girl group will be marketed to children primarily between the ages of seven and fourteen. This target demo is often referred to as the “tween market.”

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

The Company is likewise developing a cast and projects for a boy band (hereinafter the “Boy Band”) consisting of five teenage boys. A screenplay is currently being developed, and original music is being written to launch the Boy Band. The cast members of the Boy Band will be paid a guaranteed salary. The Boy Band members will be contractually obligated to make the Boy Band their full-time professional commitment. Management believes the boys cast for the group will be of the highest triple threat caliber. When the Company is ready to produce Boy Band projects, it expects the costs and scheduling of such to be similar to those incurred for the production of the Girl Group and Drama Drama . The Company anticipates that it will begin casting for the Boy Band in the summer of 2019.

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

On July 24, 2019, CVPI entered into a Co-Production & Finance Agreement to produce and own Full Out 2 (“FO2”), a full-length motion picture that has been licensed by Netflix Global LLC. Under the terms of the Agreement, the Company through its affiliates or assigns will provide a total of $650,000 over the course of period from July 24, 2019 to December 24, 2019 (the “Funding”) to CVPI for the production of FO2. In July 2019, the Company disbursed $100,000 to its subsidiary, CVPI under the funding schedule and CVPI advanced the $100,000 to the production company. The film will be distributed by Gravitas Ventures, LLC. Another $99,000 was advanced by CVPI in October 2019.

We have generated nominal revenues, we have an accumulated deficit of $15.7 million as of September 30, 2019, and we anticipate generating losses for the next twelve months. As of September 30, 2019, we had cash and cash equivalents of $103,036, and we will need to raise capital to implement our planned operations. If we are unable to do so, an entire investment in our stock could be lost. To address this concern, we have had discussions with prospective investors interested in financing the Company directly, as well as joint venture partners who have expressed interest in funding or co-funding certain of our projects. Our independent registered public accounting firm has issued an audit opinion, which includes a statement that the results of our operations and our financial condition raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2019, the Company had determined that the film cost is impaired. Consequently, the Company recorded an impairment expense of $3,284,062 during the year ended September 30, 2019.

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

Trademarks & Copyrights

We own the website URLs www.dramadrama.com, www.allforone.media and www.thescab.org.

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

We intend to rely on a number of production, distribution, and marketing methods. Our primary focus will be the production, distribution, and marketing of Drama Drama. Our management team has never produced, distributed or marketed a movie. Production, distribution, and marketing of movies is highly competitive and there can be no assurance that we will be able to market our product.

We are dependent on a limited number of proprietary copyrights.

We intend to derive all revenue from two properties, the Drama Drama film and the associated soundtrack, which, even if successful, will likely generate revenues for only a limited period of time. Because our licensing revenue is highly subject to the changing trends in the entertainment business, our licensing revenue may be subject to dramatic increases and decreases. Nevertheless, we feel that by promoting these two properties to launch our brand, we can successfully leverage the maturity of social media to connect tweens with content that is relevant and with which they can identify. We plan to expand our operations with other films and the creation of a girl band and boy band.

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

The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the types of products and services we plan to offer. In addition, our music and motion picture productions will compete for audience acceptance and exhibition outlets with music and motion pictures produced and distributed by other larger, more established companies. As a result, the success of any of our recorded music products or motion pictures is dependent not only on the quality and acceptance of a particular production, but also on numerous independent companies with whom we may partner. Some of our competitors in the music business will include Motown, Time Warner Inc., Universal Music Group, Sony BMG, and EMI, and numerous independent companies. We expect that our film business will compete with well-established companies, including MGM, DreamWorks, Time Warner Inc., Sony, Paramount, and Universal, as well as numerous small independent companies, all of which produce, develop or market films, DVDs, television, and cable programming.

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

The popularity of content is difficult to predict and can change rapidly and low public acceptance of the Company’s content will adversely affect its results of operations.

The revenues expected from the sale, distribution, and licensing of television programming, feature films, music, and other content will depend primarily on widespread public acceptance of that content, which is difficult to predict and can change rapidly. The Company must invest substantial amounts in the production and marketing of its content before it learns whether such content will reach anticipated levels of popularity with consumers. The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the popularity of competing content (including locally-produced content internationally), the availability of alternative forms of leisure and entertainment activities, the Company’s ability to maintain or develop strong brand awareness and target key audiences and the Company’s ability to successfully anticipate (and timely adapt its content to) changes in consumer tastes in the countries and territories in which the Company operates. Low public acceptance of the Company’s content will adversely affect its results of operations.

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

Several factors have contributed to an industry-wide decline in sales of home entertainment products in physical formats in recent years, including consumers shifting to on demand video subscriptions and electronic purchases and rentals; consumers electing to rent films using discount rental kiosks; changing retailer strategies and initiatives ( e.g. , reduction in floor space devoted to home entertainment products in physical formats); retail store closures; weak economic conditions; increasing competition for consumer discretionary time and spending; and piracy. The Company’s efforts to offset the decline in sales of home entertainment products in physical formats and to make digital ownership of content more attractive to consumers may not be successful or may take several more years to become successful.

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

Threats of piracy of the Company’s content, products, and other intellectual property may further decrease the revenues received from the legitimate sale, licensing and distribution of its content and adversely affect its business and profitability.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was first quoted on an over-the-counter market on September 9, 2009 and is currently traded as an OTCQB company, trading under the symbol “AFOM.” We have 1,500,000,000 shares of common stock authorized.

Holders

As of January 13, 2020, there were 596,073,327 shares of our common stock issued and outstanding, held by 75 stockholders of record. There are 51 shares of Series A preferred stock outstanding held by one shareholder of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuance of Notes

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a Adar Alef, LLC for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The 10% convertible promissory note and all accrued interest are due on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note.  The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with Crown Bridge Partners LLC for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with GS Capital Partners LLC for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 4, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with Odyssey Funding LLC for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The 12% convertible promissory note and all accrued interest is due on June 30, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with Power UP Lending Group Ltd. for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 5, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with LG Capital Funding LLC for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 23, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes to Auctus Fund LLC for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The 12% convertible promissory note and all accrued interest are due in July 9, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On October 9, 2019, the Company granted a 5-year 1,200,000 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note to Auctus Fund LLC. The warrants had a term of 5 year from the date of grant and was exercisable at an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with JSJ Investments Inc. for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The 12% convertible promissory note and all accrued interest is due on October 8, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

Issuance of Shares

On September 20, 2019, the Company issued 800,000 shares of common stock to Auctus Fund, LLC upon the conversion of $3,180 in accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On October 14, 2019, the Company issued 1,333,333 shares of common stock to Power Up Lending Group Ltd. upon the conversion of $10,000 of principal amount pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On October 25, 2019, the Company issued 2,564,103 shares of common stock to Power Up Lending Group Ltd. upon the conversion of $10,000 of principal amount pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On October 29, 2019, the Company issued 1,500,000 shares of common stock to Auctus Fund LLC upon the conversion of $3,460 in accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 7, 2019, the Company issued 3,933,333 shares of common stock to Power Up Lending Group Ltd. upon the conversion of $5,900 of principal amount pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 12, 2019, the Company issued 3,958,333 shares of common stock to Power Up Lending Group Ltd. upon the conversion of $3,800 of principal amount, and $0 accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 12, 2019, the Company issued 4,165,900 shares of common stock to Auctus Fund LLC upon the conversion of $1,666.27 of interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 13, 2019, the Company issued 3,950,617 shares of common stock to Power Up Lending Group Ltd. upon the conversion of $3,200 of principal amount, and $0 accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 14, 2019, the Company issued 4,567,901 shares of common stock to Power Up Lending Group Ltd. upon the conversion of $3,700 of principal amount, and $0 accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 15, 2019, the Company issued 4,090,805 shares of common stock to JSJ Investments Inc.upon the conversion of $3,037 of principal amount, and $0 accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 15, 2019, the Company issued 4,572,711 shares of common stock to GS Capital Partners, LLC upon the conversion of $2,200 of principal amount, and $178 accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 15, 2019, the Company issued 4,571,300 shares of common stock to Auctus Fund, LLC upon the conversion of $1,511.37 in accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 18, 2019, the Company issued 4,428,571 shares of common stock to Power UP Lending Group, Ltd. upon the conversion of $3,100 of principal amount pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 18, 2019, the Company issued 5,554,806 shares of common stock to JSJ Investments Inc. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 20, 2019, the Company issued 4,807,692 shares of common stock to Power UP Lending Group, Ltd. upon the conversion of $2,500 of principal amount pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 20, 2019, the Company issued 4,945,216 shares of common stock to GS Capital upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 20, 2019, the Company issued 5,877,781 shares of common stock to Auctus Fund, LLC upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 21, 2019, the Company issued 6,730,769 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 22, 2019, the Company issued 4,947,716 shares of common stock to GS Capital Partners LLCupon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 22, 2019, the Company issued 6,730,769 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 22, 2019, the Company issued 7,375,280 shares of common stock to JSJ Investments Inc. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 25, 2019, the Company issued 6,730,769 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 25, 2019, the Company issued 8,093,500 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 26, 2019, the Company issued 15,576,924 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 27, 2019, the Company issued 9,038,462 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 27, 2019, the Company issued 9,514,423 shares of common stock to GS Capital Partners LLC upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On November 29, 2019, the Company issued 9,038,462 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 2, 2019, the Company issued 9,038,462 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 3, 2019, the Company issued 8,938,775 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 3, 2019, the Company issued 11,923,241 shares of common stock to JSJ Investments Inc. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 3, 2019, the Company issued 11,691,188 shares of common stock to Auctus Fund LLC. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 3, 2019, the Company issued 9,475,302 shares of common stock to GS Capital Partners LLC upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 5, 2019, the Company issued 9,024,390 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 5, 2019, the Company issued 13,171,585 shares of common stock to Auctus Fund LLC. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 6, 2019, the Company issued 14,007,153 shares of common stock to GS Capital Partners LLC upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 6, 2019, the Company issued 13,421,053 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 9, 2019, the Company issued 16,414,223 shares of common stock to JSJ Investments Inc. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 10, 2019, the Company issued 13,437,500 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 10, 2019, the Company issued 16,606,875 shares of common stock to GS Capital Partners LLC upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 11, 2019, the Company issued 19,033,876 shares of common stock to Auctus Fund LLC. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 11, 2019, the Company issued 18,690,694 shares of common stock to JSJ Investments Inc. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 12, 2019, the Company issued 18,461,758 shares of common stock to Odyssey Capital Funding LLC upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 16, 2019, the Company issued 19,910,961 shares of common stock to GS Capital Partners LLC upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 16, 2019, the Company issued 21,837,500 shares of common stock to Auctus Fund LLC. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 18, 2019, the Company issued 23,920,875 shares of common stock to Auctus Fund LLC. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 20, 2019, the Company issued 25,114,500 shares of common stock to Auctus Fund LLC. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 26, 2019, the Company issued 26,367,750 shares of common stock to Auctus Fund LLC. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 27, 2019, the Company issued 19,166,667 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On December 30, 2019, the Company issued 19,166,667 shares of common stock to Power Up Lending Group Ltd. upon the conversion of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended September 30, 2019 compared to the year ended September 30, 2018:

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the year ended September 30, 2019, we generated minimal revenues of $6,603, from streaming music sales as compared to $5,258 for the year ended September 30, 2018.

Operating Expenses

Total operating expenses for the year ended September 30, 2019 as compared to the year ended September 30, 2018, were approximately $4,694,000 and $934,000, respectively. The approximately $3,760,000 or 402% increase in operating expenses for the year ended September 30, 2019 is primarily comprised of an increase in impairment of film cost of $3,284,000, professional and consulting fees of approximately $531,000 or 173% primarily related to stock based consulting fees, increase of approximately of $284,000 or 217% in general and administrative expenses due to increase advertising, marketing expenses and travel expenses offset by decrease of approximately of $339,000 or 68% in compensation due to the termination of the employment agreement of our former COO during the year ended September 30, 2019.

Other Expenses, net

Total other income (expense), net, for the years ended September 30, 2019 and 2018 were approximately $(2,811,000) and $(430,000), respectively, an increase of $2,381,000 or 554%. The increase in other expense is the primary result of the increase in recognition of derivative expense of approximately $2,878,000, an increase in interest expense of $1,418,000 in connection with the issuance of convertible notes, increase in offering cost of $40,000, offset by the increase in gain from the change in fair value of derivative liabilities of approximately $1,754,000, increase profit interest recovery of $1,225,000 and increase in gain from extinguishment of debt of $2,437,000.

Net Loss

We reported a net loss attributable to All For One Media Corp. of approximately $(7,113,000) or $(0.10) per common share - basic and diluted for the year ended September 30, 2019, as compared to $(1,141,000) or $(0.03) per common share - basic and diluted, respectively, for the year ended September 30, 2018 as a result of the discussion above.

Working Capital

	September 30, 2019	September 30, 2018
Current assets	$155,586	$131,849
Current liabilities	9,905,776	6,587,971
Working capital deficit	$9,750,190	$6,456,122

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company has no significant revenue generating operations and has an accumulated deficit of approximately $15.7 million. In addition, there is a working capital deficiency of approximately $9,750,190 and a stockholder’s deficiency of approximately $9,625,000 as of September 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Years ended September 30,
	2019	2018
Net Cash Used in Operating Activities	$(1,824,645)	$(1,008,234)
Net Cash Provided by Investing Activities	25,000	-
Net Cash Provided by Financing Activities	1,844,337	956,793
Net Increase (Decrease) in Cash	$44,692	$(51,441)

Net cash used in operating activities was approximately $1,825,000 for the year ended September 30, 2019 as compared to approximately $1,008,000 for the year ended September 30, 2018. During the year ended September 30, 2019 cash was used as follows:

•	net loss was approximately $7,499,000, and
•	an increase in our film cost of approximately $68,000,
•	an increase in our prepaid expenses and other current assets of approximately $19,000,
•	an increase in deposit of $25,000,
•	a decrease in our total accounts payable and accrued liabilities of approximately 167,000,
•	an increase in total accrued interest of approximately $287,000, and
•

non-cash operating expense of amortization of approximately $3,056,000, total impairment expense of $3,324,000, stock-based compensation of approximately $561,000, derivative expense of $4,692,000, and

•

non-cash other income resulting from the change in fair value of derivate liabilities of approximately $2,306,000, profit interest recovery of $1,225,000 and gain from extinguishment of debt of $2,437,000.

During the year ended September 30, 2018 cash was used as follows:

•	net loss was approximately $1,359,000, and
•	a decrease in our prepaid expenses and other current assets of approximately $106,000,
•	an increase in our film cost of approximately $632,000, partially offset by $347,900 due to the release agreement,
•	an increase in our total accounts payable and accrued liabilities of approximately $175,000,
•	an increase in total accrued interest of approximately $110,000, and
•

non-cash operating expense of amortization of approximately $1,433,928, stock-based compensation of approximately $394,000, stock-based debt forbearance fee of $22,000, derivative expense of $1,814,000 and

•	non-cash other income resulting from the change in fair value of derivative liabilities of $4,060,000.

Net cash provided by investing activities for the year ended September 30, 2019 was approximately $25,000 as compared to approximately $0 for the year ended September 30, 2018. During the year ended September 30, 2019, we received proceeds from sale of membership interest of $125,000 offset by payment of $100,000 for advances on film rights.

Net cash provided by financing activities for the year ended September 30, 2019 was approximately $1,844,000 as compared to approximately $957,000 for the year ended September 30, 2018. During the year ended September 30, 2019, we received proceeds of approximately $3,841,000 from the issuance of convertible notes and promissory note and sale of common stock of approximately $5,100 offset by repayments of $2,002,000 on our loans, convertible notes and nonconvertible note. During the year ended September 30, 2018, we received proceeds of approximately $1,463,000 from the issuance of convertible notes, nonconvertible note and loans offset by repayments of $506,000 on our loans, convertible notes and nonconvertible note.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

ALL FOR ONE MEDIA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of:

All For One Media Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of All For One Media Corp. and Subsidiaries (the “Company”) as of September 30, 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for the year ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019, and the consolidated results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (3) to the consolidated financial statements, the Company has a net loss and cash used in operations of $7,498,507 and $1,824,645, respectively, for the year ended September 30, 2019. Additionally, the Company had an accumulated deficit of $15,724,493 and working capital deficit of $9,750,190 as of September 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note (3). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

January 14, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

All for One Media Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of All for One Media Corp. and its subsidiaries (collectively, the “Company”) as of September 30, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We had served as the Company's auditor since 2016.

Houston, Texas

January 14, 2019

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$103,036	$58,344
Prepaid expenses and other current assets	52,550	73,505
Total current assets	155,586	131,849
Other assets:
Deposit	25,000	-
Advances on film rights – related party	100,000	-
Film production costs	-	3,216,067

TOTAL ASSETS	$280,586	$3,347,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$45,663	$213,601
Accounts payable and accrued liabilities - related party	128,036	127,000
Accrued interest	282,323	285,476
Convertible notes payable, net of unamortized debt discounts	2,075,780	1,087,051
Note payable	530,000	40,000
Note payable - related party	200,000	200,000
Loans payable	475,000	2,209,488
Due to related parties	2,701	2,701
Derivative liabilities	6,166,273	2,422,654
Total current liabilities	9,905,776	6,587,971

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Preferred stock ($0.001 Par Value; 51 shares designated; 51 and 51 shares issued and outstanding at September 30, 2019 and 2018, respectively)	-	-
Common stock, $0.001, 1,500,000,000 shares authorized: 77,114,395 shares and 55,638,122 shares issued and outstanding as of September 30, 2019 and 2018, respectively	77,114	55,638
Additional paid-in capital	6,382,859	5,352,315
Accumulated deficit	(15,724,493)	(8,611,139)
Total All For One Media Corp. Stockholders' deficit	(9,264,520)	(3,203,186)

Non-controlling interest in subsidiaries	(360,670)	(36,869)

Total Stockholders' deficit	(9,625,190)	(3,240,055)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$280,586	$3,347,916

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2019	2018

Revenues	$6,603	$5,258

Operating expenses:
Compensation expense	156,972	496,374
Professional and consulting expense	837,811	306,882
Impairment of film cost	3,284,062	-
General and administrative expense	415,321	131,109
Total operating expense	4,694,166	934,365
Loss from operations	(4,687,563)	(929,107)

Other income (expense)
Initial derivative expense	(4,691,781)	(1,814,179)
Change in fair value of derivative liabilities	2,305,865	4,059,642
Gain from extinguishment of debt, net	2,436,955	-
Forbearance fee	-	(46,541)
Offering cost	(40,000)	-
Profit interest recovery	1,224,773	-
Interest expense	(4,046,756)	(2,628,466)
Total other income (expense)	(2,810,944)	(429,544)

Loss before provision for income taxes	(7,498,507)	(1,358,651)

Provision for income taxes	-	-
Net loss	(7,498,507)	(1,358,651)

Losses attributable to non-controlling interest	385,153	218,071

Net loss attributable to All For One Media Corp.	$(7,113,354)	$(1,140,580)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	71,586,352	37,044,404

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.10)	$(0.03)

See accompanying notes to consolidated financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2017	51	$-	25,235,361	$25,236	$3,813,095	$(7,470,559)	$181,202	$(3,451,026)

Issuance of common stock for services	-	-	4,992,000	4,992	389,371	-	-	394,363

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	23,482,863	23,482	506,975	-	-	530,457

Issuance of common stock in connection with exercise of warrants	-	-	1,927,898	1,928	(1,928)	-	-	-

Reclassification of derivative liabilities to equity	-	-	-	-	638,804	-	-	638,804

Issuance of warrants in connection with convertible note payable	-	-	-	-	5,998	-	-	5,998

Net loss for the year ended September 30, 2018	-	-	-	-	-	(1,140,580)	(218,071)	(1,358,651)

Balance, September 30, 2018	51	-	55,638,122	55,638	5,352,315	(8,611,139)	(36,869)	(3,240,055)

Sale of common stock	-	-	399,906	400	4,687	-	-	5,087

Issuance of common stock for services	-	-	10,087,000	10,087	500,548	-	-	510,635

Issuance of common stock for prepaid services	-	-	1,000,000	1,000	49,000	-	-	50,000

Sale of membership interest in subsidiary	-	-	-	-	63,648	-	61,352	125,000

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	10,141,748	10,141	409,061	-	-	419,202

Issuance of common stock in connection with exercise of warrants	-	-	2,927,619	2,928	(2,928)	-	-	-

Reclassification of derivative liabilities relating to exercised warrants	-	-	-	-	3,448	-	-	3,448

Cancellations of common stock	-	-	(3,080,000)	(3,080)	3,080	-	-	-

Net loss for the year ended September 30, 2019	-	-	-	-	-	(7,113,354)	(385,153)	(7,498,507)

Balance, September 30, 2019	51	$-	77,114,395	$77,114	$6,382,859	$(15,724,493)	$(360,670)	$(9,625,190)

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,498,507)	$(1,358,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	3,056,096	1,433,928
Stock-based compensation	560,635	394,363
Warrants granted in connection with forbearance fee	-	21,541
Loss (gain) on extinguishment of debt	(2,436,955)	-
Impairment of offering cost	40,000	-
Impairment of film cost	3,284,062	-
Profit interest recovery	(1,224,773)	-
Derivative expense	4,691,781	1,814,179
Change in fair value of derivative liabilities	(2,305,865)	(4,059,642)
Non-cash legal expense	-	15,000
Non-cash interest expense	1,000	808,329
Changes in assets and liabilities:
Prepaid expenses and other current assets	(19,045)	120,600
Deposit	(25,000)	-
Film production costs	(67,995)	(482,909)
Accounts payable and accrued liabilities	(167,939)	174,558
Accounts payable and accrued liabilities - related party	1,036	-
Accrued interest	286,824	110,470
NET CASH USED IN OPERATING ACTIVITIES	(1,824,645)	(1,008,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of membership interest	125,000	-
Advances on film rights	(100,000)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	25,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable	-	(25,000)
Payments on convertible notes payable	(1,961,500)	(281,307)
Payments on note payable	(40,000)	(200,000)
Proceeds from loans payable, net of issuance cost	-	11,250
Proceeds from note payable	100,000	200,000
Proceeds from note payable - related party	-	200,000
Proceeds from convertible notes payable, net of issuance cost	3,740,750	1,051,850
Proceeds from sale of common stock	5,087	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,844,337	956,793

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,692	(51,441)

CASH AND CASH EQUIVALENTS - beginning of year	58,344	109,785

CASH AND CASH EQUIVALENTS - end of year	$103,036	$58,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$701,764	$141,802
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$3,740,750	$1,066,850
Reclassification of derivative liabilities to equity upon exercise of warrants	$-	$638,804
Issuance of common stock in connection with conversion of note payable and accrued interest	$464,471	$530,457
Issuance of common stock in connection with exercise of warrants	$2,928	$-
Cancellation of common stock	$(3,080)	$-
Capitalized interest related to production included in film cost	$-	$149,189
Reclassification from prepaid expense to a note payable as payment	$-	$25,000
Reduction of accounts payable and notes payable and film cost due to the release agreement	$-	$347,880
Reduction of loans payable and accrued interest due to debt settlement agreement	$767,965	$-
Issuance of notes payable due to debt settlement agreement	$430,000	$-
Issuance of warrants in connection with convertible note payable	$-	$5,998
Issuance of promissory note as deferred financing cost	$-	$40,000
Issuance of common stock in connection with exercise of warrants	$-	$1,928
Issuance of common stock as prepaid expense	$50,000	$-

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2019, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2019 and 2018, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers and has received several offers for the distribution of the film. The Company continues to review those offers.

On June 21, 2019, Carmel Valley Productions, Inc. (“CVPI”), a newly formed wholly owned subsidiary, a Florida corporation, was formed for purpose of owning and producing family friendly films (see Note 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its majority-owned and wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net loss of subsidiaries applicable to non-controlling interests.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of September 30, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2019, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $52,550 and $73,505 as of September 30, 2019 and 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash and common stock for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $15,216 and $16,254 as of September 30, 2019 and 2018, respectively. The deposits were related to deposit payments with various unions as security for the payments of all performers, background actors and production staff and any unused excess deposits shall be returned once the union has verified that all obligations have been fully satisfied. Additionally, included in other current assets are deferred offering costs of $40,000 at September 30, 2018 which was expensed during the year ended September 30, 2019 due to an indefinite delay in the equity offering (see Note 8).

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to asset valuations including film cost, advances on film rights, the fair value of common stock issued, the valuation of derivative liabilities and the valuation of stock-based compensation.

Film Production Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment – Films. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Production overhead includes the costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses and marketing, selling and distribution costs. Capitalization of interest costs should generally commence when a film is set for production and end when a film is substantially complete and ready for distribution. Filming the Movie was completed in July 2017 and the post-production phase was completed in December 2018. Generally, the interest eligible for capitalization includes stated interest, imputed interest, and interest related to debt instruments as well as amortization of discounts and other debt issue costs.

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

As of September 30, 2019, and 2018, the carrying value of the film costs was $0 and $3,216,067, respectively. As of September 30, 2019, the Company determined that the film cost is impaired. Consequently, the Company recorded impairment expense of $3,284,062 and $0 during the year ended September 30, 2019 and 2018, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

The Company’s notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements As of September 30, 2019 and 2018.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy As of September 30, 2019:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$6,166,273	$-	$-	$6,166,273

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2018:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$2,422,654	$-	$-	$2,422,654

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. As of September 30, 2019 and 2018, the Company has 503,459,521 and 101,533,885 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Additionally, as of September 30, 2019 and 2018, the Company has 400,000 and 511,111 warrants outstanding, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2019, 2018, and 2017 tax years may still be subject to federal and state tax examination.

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

SEPTEMBER 30, 2019 AND 2018

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of September 30, 2019, and 2018, the Company recorded a non-controlling interest balance of $(360,670) and $(36,869), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $385,153 and $218,071 during the year ended September 30, 2019 and 2018, respectively, as reflected in the accompanying consolidated statements of operations.

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

During the years ended September 30, 2019 and 2018, the Company recognize revenue of $6,603 and $5,258, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

SEPTEMBER 30, 2019 AND 2018

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $7,498,507 and $1,824,645 respectively, for the year ended September 30, 2019. Additionally, the Company had an accumulated deficit of $15,724,493 and working capital deficit of $9,750,190 as of September 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2019 and 2018, convertible notes payable – unrelated party consisted of the following:

	September 30, 2019	September 30, 2018

Principal amount	$3,690,030	$1,791,396
Less: unamortized debt discount	(1,614,250)	(704,345)
Convertible notes payable, net – current	$2,075,780	$1,087,051

The Company issued a 10% Convertible Promissory Note for principal borrowings of up to $80,000 on June 21, 2016. The 10% convertible promissory note and all accrued interest were due on June 21, 2018. During fiscal year 2016, the Company received proceeds for a total of $80,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company had no right to prepay the note. The conversion price, however, was subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $5,000 in connection with this note payable which was amortized over the term of the note. On February 14, 2017, the Company issued 681,818 shares of common stock to the note holder upon the conversion of $30,000 principal amount of note pursuant to the conversion terms of the convertible notes. On April 6, 2017, in connection with the conversion of $23,400 principal amount, the Company issued 778,702 shares of common stock to the noteholder. On April 26, 2017, in connection with the conversion of $24,000 principal amount and accrued interest of $2,000, the Company issued 888,889 shares of common stock to the noteholder. On May 5, 2017, in connection with the conversion of $2,600 principal amount and accrued interest of $3,716, the Company issued 247,681 shares of common stock to the noteholder. As of September 30, 2019, and 2018, the principal balance of this note was $0 after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

The Company paid original issuance discount of $5,000 in connection with this note payable which was amortized over the term of the note. In April 2017, in connection with the conversion of $5,000 principal amount, accrued interest of $5,000 and fees of $600, the Company issued 493,023 shares of common stock to the noteholder. In May 2017, in connection with the conversion of $6,407 principal amount and fees of $600, the Company issued 414,634 shares of common stock to the noteholder. In July 2017, the Company issued an additional 516,501 shares of common stock to the note holder pursuant to the reset conversion terms of the convertible notes. In September 2017, in connection with the conversion $12,803 principal amount and fees of $1,200, the Company issued an aggregate of 2,154,261 shares of common stock to the noteholder. Between November 2017 and April 2018, the Company issued an aggregate of 3,161,866 common stock to the note holder upon the conversion of $60,790 of principal amount, accrued interest of $5,974 and fees of $1,200. As of September 30, 2019, and 2018, the principal balance of this note was $0 after the conversions.

On October 25, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $95,000. The 10% convertible promissory note and all accrued interest were due on October 25, 2018. During fiscal year 2017, the Company received proceeds for a total of $95,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company had no right to prepay the note. Any amount of principal or interest on this note which was not paid when due bore interest at the rate of 18% per annum from the due date thereof until the same was paid. The conversion price, however, was subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $5,000 in connection with this note payable which was amortized over the term of the note. Between April 2018 and September 2018, the Company issued an aggregate of 5,579,688 common stock to the note holder upon the conversion of $95,000 of principal amount, accrued interest of $12,349 and fees of $1,200. As of September 30, 2019, and 2018, the principal balance of this note was $0 after the conversions.

On December 27, 2016, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $220,000. The 10% convertible promissory note and all accrued interest were due on December 27, 2018. During fiscal 2017, the Company received proceeds for a total of $200,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company had no right to prepay the note. Any amount of principal or interest on this note which was not paid when due bore interest at the rate of 18% per annum from the due date thereof until the same is paid. The conversion price, however, was subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $20,000 in connection with this note payable which was amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off the principal amount of $220,000. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $220,000, respectively.

On April 5, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $165,000. The 10% convertible promissory note and all accrued interest were due on April 5, 2019. During fiscal 2017, the Company received proceeds for a total of $150,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company had a right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company had no right to prepay the note. Any amount of principal or interest on this note which was not paid when due bore interest at the rate of 18% per annum from the due date thereof until the same was paid. The conversion price, however, was subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid total original issuance discount of $35,000 in connection with this note payable which was amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off the principal amount of $165,000. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $165,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest were due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $100,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company had no right to prepay the note. Any amount of principal or interest on this note which was not paid when due bore interest at the rate of 18% per annum from the due date thereof until the same was paid. The conversion price, however, was subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $10,000 in connection with this note payable which was amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off the principal amount of $110,000. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $110,000, respectively.

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest were due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $87,500. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company had no right to prepay the note. Any amount of principal or interest on this note which was not paid when due bore interest at the rate of 18% per annum from the due date thereof until the same was paid. The conversion price, however, was subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount and related loan fees of $9,000 in connection with this note payable which was amortized over the term of the note. As of September 30, 2018, the principal balance of this note was $87,500. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off principal amount of $87,500. As of September 30, 2019 and 2018, the principal balance of these notes was $0.

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

Between February 2017 and March 2017, the Company issued 12% Convertible Promissory Notes for aggregate amount of $68,000. The 12% convertible promissory notes and all accrued interest were due in November 2017 and December 2017. The notes were unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the notes were paid. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the notes. The Company paid original issuance discount and related loan fees of $6,000 in connection with these notes payable which was amortized over the term of the note. Between August 2017 and September 2017, the Company paid off the principal notes of $68,000, accrued interest of $4,058 and additional prepayment interest of $28,823. As of September 30, 2019, and 2018, the principal balance of these notes was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

In June 2017, the Company issued 8% Convertible Promissory Note for principal borrowings of up to $165,000. The 8% convertible promissory note and all accrued interest were due in April 2019. The note was unsecured and bore interest at the rate of 8% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 62% of the volume weighted average price of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $30,000 in connection with this note payable which is being amortized over the term of the note. Between January 2018 and July 2018, the Company issued an aggregate of 5,788,776 common stock to the note holder upon the conversion of $165,000 of principal amount and accrued interest of $11,637. As of September 30, 2019, and 2018, the principal balance of this note was $0 after the conversions.

In July 2017, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $60,000. The 10% convertible promissory notes and all accrued interest were due in March 2018. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which means the lower of: i) 50% discount to the lowest trading price during the previous 20 days trading days to the date of conversion notice or ii) a 50% discount to the lowest trading price during the previous 20 trading days before the date that this note was executed. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $10,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and March 2018, the Company issued an aggregate of 3,128,844 common stock to the note holder upon the conversion of $60,000 of principal amount and accrued interest of $3,990. As of September 30, 2019, and 2018, the principal balance of this note is $0 after the conversions.

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. As of September 30, 2019 and 2018, the principal balance of this note is $78,031 and $105,397, respectively. This note is past maturity, but it is not in default.

In August 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest were due in August 2018. The note was unsecured and bore interest at the rate of 8% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the volume weighted average price of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $10,000 in connection with this note payable which was being amortized over the term of the note. In August 2018, the Company issued an aggregate of 1,150,567 common stock to the note holder upon the conversion of $25,000 of principal amount and accrued interest of $1,923. Between October 2018 and November 2018, the Company issued an aggregate of 3,064,887 common stock to the note holder upon the conversion of $42,250 of principal amount, accrued interest of $3,942 and fees of $0. In April 2019, the Company paid off the principal note of $6,500 and issued 2,151,661 common stock to the note holder upon the conversion of $36,250 of principal amount and accrued interest of $4,719. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $85,000, respectively, after the repayment and conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest were due in June 2018. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. In March 2018, the Company paid off the principal note of $78,000, accrued interest of $4,795 and additional prepayment interest of $32,903. As of September 30, 2019, and 2018, the principal balance of this note was $0.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in June 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. As of September 30, 2019 and 2018, the principal balance of this note was $110,000. This note is past maturity, but it is not in default.

In November 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest were due in September 2018. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest five trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. In May 2018, the Company paid off the principal note of $53,000, accrued interest of $3,119 and additional prepayment interest of $22,538. As of September 30, 2019, and 2018, the principal balance of this note was $0.

Between December 2017 and March 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest were due in December 2018. The notes were unsecured and bore interest at the rate of 8% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. The Company paid total original issue discount and related loan fees of $10,000 in connection with this note payable which was amortized over the term of the note. On December 3, 2018 and February 11, 2019, the Company paid off total principal amount of $110,000 including accrued interest of $9,909 and prepayment penalty of $26,502. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $110,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

In December 2017, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $53,000 which closed on January 3, 2018. The 10% convertible promissory notes and all accrued interest were due in December 2018. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading day immediately on the issuance date, and (ii) 50% of either the lowest sale price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $2,650 in connection with this note payable which was amortized over the term of the note. In May 2018, the Company received a notice amending the terms of the note due to more favorable terms granted to other note holders per the terms of the Securities Purchase Agreement. Consequently, the terms were amended to increase the original principal amount by $5,300 and increased the interest rate from 10% to 12% per annum. In June 2018, the Company issued an aggregate of 2,044,551 common stock to the note holder upon the conversion of $40,993 of principal amount and paid off the principal note of $17,307, accrued interest of $2,882 and additional prepayment interest of $10,047. As of September 30, 2019, and 2018, the principal balance of this note was $0 after the conversions.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $40,000. The 10% convertible promissory notes and all accrued interest were due in January 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 50% of the lower of: (i) the lowest closing bid price, and (ii) the lowest trading price for the common stock during the twenty (20) consecutive trading days including and immediately preceding the conversion date. During the first 60 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which was amortized over the term of the note. In July 2018, the Company paid off the principal note of $40,000, accrued interest of $1,852 and additional prepayment interest of $14,015. As of September 30, 2019, and 2018, the principal balance of this note was $0.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000 and received total proceeds of $80,000 to date. The 10% convertible promissory note and all accrued interest were due between January 2019 and October 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 55% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid a total of original issue discount and related loan fees of $11,500 in connection with this note payable which was amortized over the term of the note. In January 2018 and May 2018, in connection with the issuance of this note, the Company granted an aggregate of 1 year 333,333 warrants to purchase the Company’s common stock (see Note 7). The warrants had a term of 1 year from the date of grants and was exercisable at an exercise price of $0.18. In July 2018, the Company paid off the principal note of $40,000, accrued interest of $1,432 and additional prepayment interest of $20,540. On November 14, 2018, the Company paid off the principal amount of $20,000 including accrued interest of $1,511 and prepayment penalty of $9,968. On April 16, 2019, the Company paid off the principal amount of $20,000 including accrued interest of $942 and prepayment penalty of $10,557. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $20,000, respectively.

In February 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $40,000. The 8% convertible promissory note and all accrued interest were due in February 2019. The note was unsecured and bore interest at the rate of 8% per annum from the issuance date. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On March 18, 2019, the Company paid off the principal amount of $40,000 including accrued interest of $4,077 and prepayment penalty of $11,195. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $40,000, respectively.

On March 26, 2018 , the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000. Additionally, on January 22, 2019 the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $80,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note is secured and bear interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these notes payable which are being amortized over the term of the notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. As of September 30, 2019 and 2018, the principal balance of these notes was $80,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

In March 2018, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest were due in December 2018. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. In September 2018, the Company paid off the principal notes of $53,000, accrued interest of $3,276 and additional prepayment interest of $22,315. As of September 30, 2019, and 2018, the principal balance of this note was $0.

In April 2018, the Company entered into an amendment agreement with a certain note holder of 12% convertible notes issued in July 2017 and September 2017 both for principal amounts of $110,000 whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock (see Note 7) and $25,000 in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreement occurs or the Company’s stocks trades at a price less than $0.02 per share. The 400,000 warrants were valued on the grant date at approximately $.05 per warrant or a total of $21,541 using a Black-Scholes option pricing model. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.20. The Company accounted for this transaction under ASC 407-50-40 Debt Modification and Extinguishments and determined that such transaction do not apply with this ASC guidance.

On May 21, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $16,500 and received proceeds of $16,500. The net proceeds were used to directly pay legal fees. On June 27, 2018, the Company entered into an Amended Promissory Note with this note. The Amended Promissory Note amended a certain 10% Convertible Promissory Note by removing the variability of the conversion feature of the note and establishing a fixed conversion price of $0.041 per share. Principal and all accrued interest were due on January 24, 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to $0.041 per share. The Company paid original issue discount and related loan fees of $1,500 in connection with this note payable which was amortized over the term of the note. On January 23, 2019, the Company paid off the principal amount of $16,500. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $16,500, respectively.

On May 7, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest were due on February 15, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On November 7, 2018 the Company paid off the principal amount of $78,000 including accrued interest of $4,693 and prepayment penalty of $32,898. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $78,000, respectively.

On May 16, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $85,000. The 12% convertible promissory note and all accrued interest were due on May 16, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the lowest 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 135% to 150% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which was amortized over the term of the note. On November 23, 2018 the Company paid off the principal amount of $85,000 including accrued interest of $5,365 and prepayment penalty of $42,248. As of September 30, 2019, the principal balance of this note was $0 and $85,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On June 1, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019 the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. On April 30, 2019 and May 31, 2019, the Company paid off a total principal amount of $62,702 including accrued interest of $6,075 and prepayment penalty of $6,223. On July 25, 2019, the Company paid off a total principal amount of $27,298 including accrued interest of $3,134 and prepayment penalty of $2,457. As of September 30, 2019 and 2018, the principal balance of this note was $90,000.

On June 15, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest were due on March 30, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On December 13, 2018 the Company paid off the principal amount of $78,000 including accrued interest of $4,667 and prepayment penalty of $33,031. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $78,000, respectively.

On July 13, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest were due on July 13, 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,000 in connection with this note payable which was amortized over the term of the note. On January 15, 2019 the Company paid off the principal amount of $100,000 including accrued interest of $4,959 and prepayment penalty of $47,232. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $100,000, respectively.

On July 26, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest was due on May 15, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On February 11, 2019, the Company paid off the principal amount of $53,000 including accrued interest of $3,136 and prepayment penalty of $22,455. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $53,000, respectively.

On September 14, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The 10% convertible promissory note and all accrued interest were due on September 14, 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,000 in connection with this note payable which was amortized over the term of the note. On March 18, 2019 the Company paid off the principal amount of $100,000 including accrued interest of $4,932 and prepayment penalty of $47,259. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $100,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On September 21, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $58,000. The 12% convertible promissory note and all accrued interest was due on July 15, 2019. The note was unsecured and bore interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On March 18, 2019 the Company paid off the principal amount of $58,000 including accrued interest of $3,318 and prepayment penalty of $24,527. As of September 30, 2019 and 2018, the principal balance of this note was $0 and $58,000, respectively.

On October 24, 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of $40,000. The 8% convertible promissory notes and all accrued interest were due on October 24, 2019. The note was unsecured and bear interest at the rate of 8% per annum from the issuance date. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days to the conversion date. The Company had no right to prepay the note within 6 months of the issuance date of this note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $0.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest are due on October 31, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $250,000.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The 10% convertible promissory note and all accrued interest are due on November 6, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $120,000.

On November 13, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000. The 12% convertible promissory note and all accrued interest were due on August 30, 2019. The note was unsecured and bears interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On May 13, 2019 the Company paid off the principal amount of $73,000 including accrued interest of $4,320 and prepayment penalty of $30,928. As of September 30, 2019, the principal balance of this note was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On November 20, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000. The 12% convertible promissory note and all accrued interest were due on August 20, 2019. The note was unsecured and bears interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. On May 23, 2019 the Company paid off the principal amount of $100,000 including accrued interest of $6,082 and prepayment penalty of $33,918. As of September 30, 2019, the principal balance of this note was $0.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The 10% convertible promissory note and all accrued interest were due on November 23, 2019. The note was unsecured and bore interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $140,000.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 12% convertible promissory note and all accrued interest were due on May 27, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $250,000.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The 10% convertible promissory note and all accrued interest are due on December 13, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $150,000.

On December 17, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The 12% convertible promissory note and all accrued interest were due on July 15, 2019. The note was unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note was paid. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On June 17, 2019, the Company paid off the principal amount of $78,000 including accrued interest of $4,616 and prepayment penalty of $33,046. As of September 30, 2019, the principal balance of this note was $0.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The 10% convertible promissory note and all accrued interest are due on December 28, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $240,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $163,000.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $110,000.

On February 25, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $53,000. The 12% convertible promissory note and all accrued interest were due on December 15, 2019. The note was unsecured and bears interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On September 5, 2019, the Company paid off a total principal amount of $53,000 including accrued interest of $3,346 and prepayment penalty of $22,367. As of September 30, 2019, the principal balance of this note was $0.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The 10% convertible promissory note and all accrued interest are due on March 15, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $350,000.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The 10% convertible promissory note and all accrued interest are due on April 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $54,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On April 11, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on February 28, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $78,000.

On April 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $95,000, net of discount. The 10% convertible promissory note and all accrued interest were due on April 22, 2020. The note was unsecured and bears interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issuance discount of $5,000 in connection with this note payable which will be amortized over the term of the note. On September 4, 2019, the Company paid off a total principal amount of $100,000 including accrued interest of $3,699 and prepayment penalty of $45,401. As of September 30, 2019, the principal balance of this note was $0.

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The 12% convertible promissory note and all accrued interest is due on May 9, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 120-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $7,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $100,000.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The 12% convertible promissory note and all accrued interest is due on March 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $73,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The 10% convertible promissory note and all accrued interest are due on May 22, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $108,000.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The 12% convertible promissory note and all accrued interest are due on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $100,000.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The 10% convertible promissory note and all accrued interest are due on June 11, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $125,000.

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on April 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $75,000.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The 10% convertible promissory note and all accrued interest are due on June 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $125,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The 10% convertible promissory note and all accrued interest are due on July 24, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $145,000.

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The 10% convertible promissory note and all accrued interest are due on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $50,000.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $40,000.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 4, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $165,000.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The 12% convertible promissory note and all accrued interest is due on June 30, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $63,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 5, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $220,000.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 23, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2019, the principal balance of this note was $35,000.

Accrued interest related to all unrelated party convertible note amounted to $267,516 and $129,341 as of September 30, 2019 and 2018 respectively, which was included in accrued interest on the accompanying consolidated balance sheets. The Company recorded interest expense of $321,364 and $171,756 during the year ended September 30, 2019 and 2018, respectively. The Company paid additional interest expense arising from prepayment and default interest penalties of $504,821 and $122,251 for the years ended September 30, 2019 and 2018, respectively.

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

Amortization of debt discount on convertible notes and derivative liabilities

During fiscal year 2018 and the year ended September 30, 2019, at the date of issuance, the notes were discounted in the total amount of $1,152,800 and $3,966,000. During fiscal year 2018 and the year ended September 30, 2019, the total $1,078,100 and $3,740,750, debt discount from the valuation of the derivatives, respectively, and the total of $74,700 and $225,250 debt discounts from original issue discount and related loan fees, respectively, are being amortized over the terms of these notes. During the year ended September 30, 2019 and 2018, initial derivative expense was $4,691,781 and $1,814,179, respectively. At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a gain (loss) resulting from the change in fair value of these convertible instruments was $2,305,865 and $4,059,642, for the year ended September 30, 2019 and 2018, respectively. Upon conversions during the year ended September 30, 2019, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $2,379,599 relating to the portion of debt converted was reclassified to other income or expense as part of gain or loss on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $279,573 during the year ended September 30, 2019 in connection with the conversion of notes. The Company has recorded derivative liabilities of $6,166,273 and $2,422,654 as of September 30, 2019 and 2018, respectively.

During the year ended September 30, 2019, the fair value of the derivative liabilities was estimated using the Simple Binomial Lattice Model with the following assumptions:

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

During the year ended September 30, 2018, the fair value of the derivative liabilities was estimated using the Simple Binomial Lattice Model with the following assumptions:

Dividend rate	0
Term (in years)	0.25 to 5 years
Volatility	185% to 194%
Risk-free interest rate	1.39% to 2.94%

NOTE 5 – NOTES AND LOANS PAYABLE

Notes payable

Notes payable consisted of the following:

	September 30, 2019	September 30, 2018

Notes principal amount – related party	$200,000	$200,000
Notes principal amount – unrelated party	530,000	40,000
Loans payable, net	$730,000	$240,000

In March 2018, the Company issued an Unsecured Promissory Note for principal borrowings of $200,000 with interest payments of $10,000 per month. The promissory note and all accrued interest are due on May 2, 2018. The Company may prepay without penalty. The Company paid the $10,000 interest in March 2018. The Company paid off this note in May 2018.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of September 30, 2019, and 2018, the principal balance of this note was $200,000 and is reflected as note payable – related party in the accompanying consolidated balance sheet.

On July 30, 2018, the Company issued an 8% promissory note for $40,000 to GHS (see Note 8). The 8% promissory note and all accrued interest were due on January 30, 2019. The promissory note was issued as payment for the commitment fee in connection with the equity financing agreement dated on April 11, 2018. On January 22, 2019 the Company paid off the principal amount of $40,000 including accrued interest of $1,552. As of September 30, 2019, and 2018, the principal balance of this note was $0 and $40,000, respectively.

On September 27, 2019, the Company, through its wholly owned subsidiary, CVPI, issued a 10% promissory note for $100,000. The 10% promissory note and all accrued interest are due on June 27, 2020. As of September 30, 2019, the principal balance of this note is $100,000. This note may be prepaid without penalty.

On September 16, 2019, the Company entered into a Settlement Agreement and Release with a certain lender of 12% loans payable (see below), whereby the Company agreed to settle the outstanding debt due to lender by issuing a 24-month interest free promissory note with principal balance of $180,000 to the lender and such note is due on September 16, 2021. The note shall incur a default interest rate of 16%. Additionally, the Company paid $250,000 to the lender which was funded by a former director of the Company for $125,000 and a certain note holder for $125,000 (the “Funding”) in exchange for the release of the total principal amount of $509,715 (see Loans payable below) plus the related accrued interest of $258,250 which resulted in a gain from extinguishment of debt of $337,965. In connection with the Funding, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes for a total principal amount of $250,000 which are both due on July 16, 2021. The 6% notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes are guaranteed by the Company. In the event, the Company sells the Movie (see Note 1), the 6% notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. If the 6% promissory notes including unpaid interest are not paid in full on maturity date, the Company and Brian Lukow, CEO of the Company, shall transfer and assign any of its rights, title and interest in the Movie equally to each note holder of the 6% promissory notes related to the Funding. As of September 30, 2019, the total principal balance of these notes was $430,000. Currently, the Company has not paid the first and second installment payments.

Accrued interest related to these notes payable amounted to $616 and $4,744 as of September 30, 2019 and 2018, respectively. The Company recorded interest expense of $11,615 and $4,744 during the year ended September 30, 2019 and 2018, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Loans payable

Loans payable consisted of the following:

	September 30, 2019	September 30, 2018
Loans principal amount	$475,000	$984,715
Liability to be paid through profit share	-	300,000
Profit interest payable	-	924,773
Loans payable	$475,000	$2,209,488

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000. The 12% secured loan and all accrued interest was due on August 15, 2017. The default interest rate was 22% after the maturity date. The Company received proceeds of $350,000 and paid original issue discount and related loan fees of $50,000 in connection with this loan which is being amortized over the term of the loan. This loan was used for the production of the Movie. The Company had granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to : 1) all bank accounts, 2) all of the Company’s right under any contract, 3) all accounts payable 4) all chattel paper, documents and instruments related to accounts, 5) all intellectual property 6) all inventory, furniture, fixtures, equipment and supplies, and 7) all proceeds, products and accessions of, and to, any and all of the foregoing. Accrued interest related to this loan amounted to $0 and $129,814 at September 30, 2019 and 2018, respectively, and has been included in film production cost as capitalized interest.

In July 2017, the Company entered into an Agreement (the “Agreement”), to extend the maturity date to December 1, 2017 from August 15, 2017 and to release the guarantee as discussed below. Beginning on December 1, 2017, and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017 and the release of the guarantee, the Company shall pay i) $25,000 fee, ii) 6% of adjusted gross revenue from the Movie as defined in the Agreement and iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest and was added to the principal amount of loan. For the years ended September 30, 2019 and 2018, amortization of the debt issuance cost related to this loan amounted to $0 and $14,352, respectively.

The Company accounted for the 6% profit consideration for the above agreement in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on estimated future expected cash flows to be paid to the loan holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability since the Movie was in post-production stage, and thus were subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, during fiscal year 2018, the Company estimated the cash flows associated with the Movie and determined a discount of $643,500 which was being accounted for as interest expense over a 5-year estimated life of the Movie based on expected future revenue streams. As of September 30, 2019, the Company expects no profit from the Movie (see impairment expense in Note 2 “Film Production Cost”) and reversed to profit interest recovery on the accompanying consolidated statements of operations the profit interest payable of $225,660 which was recorded as of fiscal 2018 and reversed the profit interest accrued during the year ended September 30, 2019 of $134,679 as a credit to interest expense. Between March 2019 to May 2019, the Company paid accrued interest of $45,000 related to this loan. On September 16, 2019, the Company entered into a Settlement Agreement and Release with this loan holder and paid off the principal amount of $425,000 and accrued interest of $211,638. Pursuant to the Settlement and Release Agreement, the lender’s security interest in all of the Company’s right and properties have been terminated. As of September 30, 2019, and 2018, loan payable net of unamortized debt discount amounted $0 and $650,660, respectively.

Additionally, in July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received additional proceeds from issuance of loans for a total of $98,465 from the same lender above. The Company received additional proceeds of $11,250 in January 2018. Such loan bore 12% interest per annum and are considered due on demand as there was no set maturity. On December 12, 2017, the Company paid $25,000 towards this loan. On September 16, 2019, the Company entered into a Settlement Agreement and Release with this lender and paid off the principal amount of $84,715 and accrued interest of $46,612. As of September 30, 2019, and 2018, loan payable amounted $0 and $84,715, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

Consequently, the initial proceeds of $300,000 was accounted for as liability or debt to be repaid only if there is a profit in the Movie. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on estimated future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability since the Movie was still in post-production stage, and thus were subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, during fiscal year 2018, the Company estimated the cash flows associated with the Movie and determined a discount of $2,351,750 which was being accounted for as interest expense over the 5-year estimated life of the Movie based on expected future revenue streams. As of September 30, 2019, the Company expects no profit from the Movie (see impairment expense in Note 2 “Film Production Cost”) and reversed to profit interest recovery on the accompanying consolidated statements of operations the profit interest payable of $699,113 which was recorded as of fiscal 2018 as well as the $300,000 liability discussed above and reversed the profit interest accrued during the year ended September 30, 2019 of $452,678 as a credit to interest expense. As of September 30, 2019, and 2018, loan payable net of unamortized debt discount amounted $475,000 and $1,474,112, respectively.

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

Accrued interest related to these loans amounted to $0 and $151,391 as of September 30, 2019 and 2018, respectively. The Company recorded interest expense of $151,859 and $128,805 during the year ended September 30, 2019 and 2018, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 for both periods for the year ended September 30, 2019 and 2018.

During April 2016, the CEO and a former director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes which is reflected as due to related parties. These loans are non-interest bearing and are due on demand.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of September 30, 2019, and 2018, the Company has an accrued balance of $125,000 in accrued expenses – related party for services rendered by the CEO of the Company and a corresponding increase in film cost.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 8).

On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a former director of the Company for $125,000.

In September 2019, the Company advanced $100,000 to a related party vendor (see Note 8).

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

Common stock

Between October 2017 and September 2018, the Company issued an aggregate of 72,000 shares of the Company’s common stock to one former director and two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.04 to $0.17 per common share or $5,235 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $5,235 during the year ended September 30, 2018.

Between October 2017 and September 2018, the Company issued 240,000 shares and 4,080,000 shares of the Company’s common stock to the CEO and former COO of the Company, respectively, as payment for services rendered pursuant to Employment agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.04 to $0.17 per common share or $349,874 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $349,874 during the year ended September 30, 2018.

In October 2017, the Company entered into a consulting agreement for investor relations services. The initial term of the consulting agreement is for 15 days and shall be automatically extended for an additional 75 days. The consultant received compensation for the initial term equivalent to 400,000 shares of the Company’s common stock. The Company valued these common shares at the fair value of $0.065 per common share or $26,000 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $26,000 during the year ended September 30, 2018.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

In November 2017, the Company issued 846,667 common stock to the note holder upon the conversion of $17,690 of principal amount, $3,300 accrued interest and $600 in fees pursuant to the conversion terms of the convertible notes (see Note 4).

In February 2018, the Company entered into a 24-month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month. The Company issued an aggregate of 200,000 shares of the Company’s common stock valued at the fair value ranging from $0.04 to $0.17 per common share or $13,254 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $13,254 during the year ended September 30, 2018.

In February 2018, the Company entered into a 24-month consulting agreement for investor relations services. The consultant shall receive compensation of 25,000 shares of the Company’s common stock per month (see note 8). During the year ended September 30, 2019, the Company issued an aggregate of 75,000 shares of the Company’s common stock valued at the fair value ranging from $0.03 to $0.07 per common share or $4,086 based on the quoted trading price on the dates of grants. This agreement was terminated in January 2019. The Company recorded stock-based compensation of $4,086 during the year ended September 30, 2019.

Between January 2018 and September 2018, the Company issued an aggregate of 22,636,196 common stock to various note holders upon the conversion of $433,696 of principal amount, $71,169 accrued interest and $4,600 in fees pursuant to the conversion terms of the convertible notes (see Note 4).

In August 2018, the Company issued 1,927,898 common stock in connection with the cashless exercise of warrants granted in January 2018 pursuant to the terms of the stock warrant agreement issued in connection with a convertible note. The Company recorded the common stock at par value and a corresponding offset against additional paid in capital.

During the year ended September 30, 2018, the Company reclassified $638,804, to paid-in capital due to the conversion of convertible note into common stock.

Between October 2018 and September 2019, the Company issued an aggregate of 72,000 shares of the Company’s common stock to one former director and two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.01 to $0.08 per common share or $2,727 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $2,727 during the year ended September 30, 2019.

Between October 2018 and September 2019, the Company issued an aggregate of 240,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 8). The Company valued these common shares at the fair value ranging from $0.01 to $0.08 per common share or $9,092 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $9,092 during the year ended September 30, 2019.

Between October 2018 and November 2018, the Company issued an aggregate of 6,389,087 common stock to various note holders upon the conversion of $69,616 of principal amount, $20,563 accrued interest and $1,000 in fees pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4). The Company valued these common shares at the fair value ranging from $0.03 to $0.05 per common share or $293,936 based on the quoted trading price on the dates of grants. Additionally, the Company recorded loss on debt extinguishment of $202,757 during the year ended September 30, 2019 in connection with the conversion of notes.

On October 1, 2018, the Company entered into a 24-month consulting agreement for investor relations and business development services. The consultant shall receive compensation of 1,000,000 shares of the Company’s common stock per month for the first six months and then 22,000 shares per month thereafter (see note 8). In January 2019, the Company entered into an amendment agreement whereby both parties agreed to change the stock compensation consideration by issuing a total of 2,500,000 shares of the Company’s common stock under this agreement as earned through the amendment date. During the year ended September 30, 2019, the Company issued an aggregate of 2,500,000 shares of the Company’s common stock valued at the fair value ranging from $0.03 to $0.07 per common share or $146,950 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $146,950 during the year ended September 30, 2019.

On October 30, 2018, the Company entered into a 6-month consulting agreement for business advisory services. The consultant was granted 2,500,000 shares of the Company’s common stock as compensation (see note 8). During the year ended September 30, 2019, the Company issued these 2,500,000 shares of the Company’s common stock valued at the fair value of $0.03 per common share or $75,000 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $75,000 during the year ended September 30, 2019.

On October 30, 2018, the Company entered into a 1-year consulting agreement for investor and public relations services. The consultant was granted 2,500,000 shares of the Company’s common stock as compensation (see note 8). During the year ended September 30, 2019, the Company issued these 2,500,000 shares of the Company’s common stock valued at the fair value of $0.03 per common share or $75,000 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $75,000 during the year ended September 30, 2019.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

On January 28, 2019, the Company issued 1.2 million and 1 million shares of the Company’s common stock to the CEO and a former director of the Company, respectively, for services provided and were valued at the fair value at $0.09 per common share or $197,780 based on the quoted trading price on the dates of grant.

On February 11, 2019, the Company entered into a 6-month consulting agreement for business development and investor relations services. The consultant shall receive compensation of 1,000,000 shares of the Company’s common stock (see note 8). During the year ended September 30, 2019, the Company valued the shares of common stock at the fair value at $0.05 per common share or $50,000 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $50,000 during the year ended September 30, 2019.

During the year ended September 30, 2019, the Company reclassified $3,448 of derivative liabilities to paid-in capital due to the exercise of stock warrants.

Between April 8, 2019 and May 14, 2019, the Company issued an aggregate of 2,952,661 common stock to a note holder upon the conversion of $36,250 of principal amount, and $9,019 accrued interest pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4). The Company valued these common shares at the fair value ranging from $0.02 to $0.04 per common share or $111,859 based on the quoted trading price on the dates of grants. Additionally, the Company recorded loss on debt extinguishment of $64,796 in connection with the conversion of notes.

On June 27, 2019, the Company sold 399,906 shares of the Company’s common stock for a subscription receivable of $5,087 under the Equity Financing Agreement with GHS. The Company collected the subscription receivable in July 2019.

On September 20, 2019, the Company issued 800,000 common stock to a note holder upon the conversion of $3,180 accrued interest pursuant to the conversion terms of the convertible notes which contain embedded derivatives (see Note 4). The Company valued these common shares at the fair value at $0.02 per common share or $3,180 based on the quoted trading price on the date of grant. Additionally, the Company recorded loss on debt extinguishment of $12,020 in connection with the conversion of accrued interest.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Stock Warrants

A summary of the Company’s outstanding stock warrants As of September 30, 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2017	-	$-	-
Granted	733,333	0.19	2.65
Exercised	(222,222)	0.18	0.25
Balance at September 30, 2018	511,111	$0.20	3.67
Granted	—	—	—
Additional issuances under ratchet provisions	5,603,169	0.004	0.12
Cancelled	—	—	—
Exercised	(3,028,571)	0.004	0.00
Forfeited	(2,685,709)	0.004	0.00
Balance as of September 30, 2019	400,000	$0.20	3.52

Warrants exercisable as of September 30, 2019	400,000	$0.20	3.52

Weighted average fair value of warrants granted during the period		$—

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

In January 2018, the Company granted a 1 year 222,222 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note (see Note 4). The warrants had a term of 1 year from the date of grant and was exercisable at an exercise price of $0.18. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The 222,222 warrants were valued on the grant date at approximately $0.03 per warrant or a total of $5,998 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.06 per share (based on the quoted trading price on the dates of grants), volatility of 187%, expected term of 1 year, and a risk free interest rate of 1.63%. During the year ended September 30, 2018, the Company recorded a debt discount of $5,998 and a corresponding increase in additional paid in capital. In August 2018, the warrant holder elected to exercise 222,222 warrants by cashless exercise and converted into 1,927,898 common stock pursuant to the terms of the stock warrant agreement.

In May 2018, the Company issued 111,111 one-year warrants to purchase the Company’s common stock in connection with the issuance of a convertible note which was adjusted pursuant to the anti-dilution or ratchet provision and therefore causing the Company to adjust it to a total of 5,714,280 warrants in November 2018 (see Note 4). The warrants had a term of 1 year from the date of grant and was exercisable at an exercise price of $0.18. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The 111,111 warrants were valued on the grant date at approximately $0.06 per warrant or a total of $2,972 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.06 per share (based on the quoted trading price on the dates of grants), volatility of 187%, expected term of 1 year, and a risk free interest rate of 1.63%. The Company determined that the terms of the warrants granted discussed above include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company which cause the embedded conversion options to be accounted for as derivative liabilities. During fiscal year 2018, the Company recorded a debt discount of $2,972 and a corresponding increase in derivative liabilities in connection with this stock warrant grant (see Note 4). In November 2018, the warrant holder elected to exercise 3,028,571 warrants by cashless exercise and converted into 2,927,619 common stock pursuant to the terms of the stock warrant agreement. During the year ended September 30, 2019, the Company reclassified $3,448 of derivative liabilities upon the exercise of these warrants to additional paid in capital.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 7). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of September 30, 2019 and 2018, accrued salaries to Mr. Lukow amounted to $3,036 and $7,151, respectively, and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On January 31, 2018, the Company entered into a 5-year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first four months and then 20,000 shares of the Company’s common stock every month thereafter (see Note 7). The employment agreement may be terminated by either party upon 14 days written notice. As of September 30, 2018, accrued salaries to Mr. Kra amounted to $56,000 and was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets. Through November 2018, the Company accounted for 4,080,000 common shares due to Mr. Kra but the transfer agent had only issued 1,000,000 shares to him in February 2018. In November 2018, the Company and Mr. Kra entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and the issuance of the 1,000,000 shares of common stock in February 2018. Consequently, in November 2018, the Company reduced accrued expenses of $56,000 and cancelled 3,080,000 shares of the Company’s common stock which was recorded at par value due to the related party relationship.

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

On August 29, 2019, the Company accepted the resignation of Brian Gold as a director of the Company.

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of September 30, 2019 and 2018, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

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

a)

Guaranteed Compensation: $100,000 upon commencement of the official pre-production, beginning with a 5% deposit upon execution of this agreement and the full balance shall be paid no later than the delivery of the movie director’s final cut of the Picture. The Company paid the $100,000 during fiscal year 2017 which was included in production film cost.

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

a)

Fixed Compensation of $75,000 payable during the pre-production, production and post production stage of the Movie as reflected in the Producer Agreement. The Company paid the $75,000 during fiscal year 2017 and was included in production film cost.

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

SEPTEMBER 30, 2019 AND 2018

In July 2017, the Company entered into an Executive Producer Agreement (the “Executive Producer Agreement”) with an executive producer to provide executive producing services, which are usually and customarily performed by executive producers in the motion picture industry. The term of this agreement shall continue until the completion of all the executive producer’s required services on the Picture. Mr. Elliot Bellen is the executive producer who is one of the directors of the newly formed wholly owned subsidiary, CVPI, (see Note 9). The Company agreed to pay the following:

a)	Fixed Compensation of $50,000 payable in five equal installments. The Company paid the $50,000 during fiscal year 2017 and year 2018 which was included in production film cost.

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

On October 1, 2018, the Company entered into a 24-month consulting agreement for investor relations and business development services. The consultant shall receive compensation of $6,000 per month and 1,000,000 shares of the Company’s common stock per month for the first six months and then 22,000 shares per month thereafter. This consulting agreement may be terminated by either party upon 30 days written notice. In January 2019, the Company entered into an amendment agreement whereby both parties agreed to change the stock compensation consideration by issuing a total of 2,500,000 shares of the Company’s common stock under this agreement. During the year ended September 30, 2019, the Company issued these vested 2,500,000 shares (see Note 7).

On October 30, 2018, the Company entered into a 6-month consulting agreement for business advisory services. The consultant shall receive 2,500,000 shares of the Company’s common stock as compensation. This consulting agreement may be terminated by either party upon 30 days written notice. During the year ended September 30, 2019, the Company issued these vested 2,500,000 shares (see Note 7).

On October 30, 2018, the Company entered into a 1-year consulting agreement for investor and public relations services. The consultant shall receive compensation of $6,000 per month and 2,500,000 shares of the Company’s common stock. This consulting agreement may be terminated by either party upon 30 days written notice. Mr. Elliot Bellen is the consultant who is one of the directors of the newly formed wholly owned subsidiary, CVPI. During the year ended September 30, 2019, the Company issued these vested 2,500,000 shares (see Note 7).

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

On February 11, 2019, the Company entered into a 6-month consulting agreement for business development and investor relations services. The consultant shall receive compensation of $3,500 per month and 1,000,000 shares of the Company’s common stock. During the year ended September 30, 2019, the Company issued these 1,000,000 shares (see Note 7).

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $12,000 for both periods for the year ended September 30, 2019 and 2018.

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective in August 2018. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company issued to GHS a $40,000 promissory note dated July 2018 as a commitment fee which shall mature 6 months from execution (see Note 5). The Company recorded the commitment fee initially as deferred offering cost which was expensed during the year ended September 30, 2019 due to indefinite delay in the equity offering.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Co-Production and Finance Agreement

On June 19, 2019, the Company entered into a Memorandum of Understanding (“MOU”) with Jeff Deverett which laid out the framework of producing, owning and distributing 20 films in the future over the course of five calendar years and as such entered into a definitive agreement. Under the framework, the Company shall establish a new company to be formed for the purpose of owning, financing, and in some instances distributing such films. Additionally, pursuant to the MOU, Jeff Deverett will enter into a 5-year employment agreement as President of the new company, and the initial board of Directors will consist of Brian Lukow, Jeff Deverett, and Elliot Bellen.

On July 24, 2019, CVPI entered into a Co-Production and Finance Agreement to produce and own Full Out 2 (“FO2”), a full-length motion picture that has been licensed by NetFlix Global LLC. Under the terms of the Agreement, the Company’s parent entity will provide its subsidiary, CVPI, a total of $650,000 over the course of period from July 24, 2019 to December 24, 2019 (the “Funding”) for the production of FO2. The film will be distributed by Gravitas Ventures, LLC. In July 2019, the parent entity disbursed $100,000 to CVPI under the funding schedule which was then advanced to a related party production company controlled by Jeff Deverett to be used in the production of the film. The advance was recorded as an advance on film rights – related party as reflected in the accompanying consolidated balance sheets. In October 2019, another $99,000 was advanced by CVPI.

NOTE 9 – INCOME TAXES

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes were as follows:

	Year Ended September 30, 2019	Year Ended September 30, 2018
Income tax benefit at U.S. statutory rate of 21% and 34%, respectively	$(1,493,804)	$(387,797)
Income tax benefit – State tax rate at 5%	(355,668)	(57,029)
Change in Federal tax rate at 21%	-	248,229
Non-deductible expenses	1,464,488	160,952
Increase in valuation allowance	384,984	35,645
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset was as follows:

Deferred Tax Asset:	September 30, 2019	September 30, 2018
Net operating loss carryforward	$881,443	$496,459
Valuation allowance	(881,443)	(496,459)
Net deferred tax asset	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 34% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of September 30, 2019 and 2018, was an approximately $0 and $248,000, respectively, decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation. Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

The net operating loss carryforward was approximately $3,390,000 at September 30, 2019. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended September 30, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $384,984 in fiscal 2019. The potential tax benefit arising from the loss carryforward of approximately $1,909,000 accumulated through September 30, 2018 will expire in 2037 and the fiscal 2019 net operating loss carryforward of approximately $1,481,000 may be carried forward indefinitely.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2018 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 10 – SUBSEQUENT EVENTS

Between October 15, 2019 and December 30, 2019, the Company issued an aggregate of 518,958,932 common stock to various note holders upon the conversion of $163,052 total principal amount, $13,280 total accrued interest pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4) and total conversion fees of $6,000. The Company valued these common shares at the fair value ranging from $0.00 to $0.01 per common share or $482,414 based on the quoted trading price on the date of grant resulting in a loss on debt extinguishment of $300,082. Upon these conversions, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $281,816 relating to the portion of debt converted was reclassified to other income or expense as part of gain or loss on debt extinguishment. The net result was a loss on debt extinguishment of $18,266.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The 12% convertible promissory note and all accrued interest are due in July 9, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note.

Additionally, on October 9, 2019, the Company granted a 5-year 1,200,000 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note (see above). The warrants had a term of 5 year from the date of grant and was exercisable at an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The 1,200,000 warrants were valued on the grant date at approximately $0.01 per warrant or a total of $15,056 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.01 per share (based on the quoted trading price on the dates of grants), volatility of 190%, expected term of 5 year, and a risk free interest rate of 1.40%.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The 12% convertible promissory note and all accrued interest is due on October 8, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note.

On October 25, 2019, the Company entered into a sales agency agreement with a third party who will act as a sales agent for the purpose of seeking distribution for the motion picture project, Crazy for the Boys. The initial term of this agreement commences from November 1, 2019 to June 30, 2020 subject to automatic renewals upon achievement of certain sales goal as defined in the agreement. Both parties agree that if sales agent does not deliver during the initial term period, both parties will reassess the terms and the Company will have the sole option to terminate the agreement. In consideration for the services rendered hereunder, the Sales Agent shall receive 20% on international sales, 15% on domestic sales, and for Netflix sale commission will be 10% for worldwide deal and 7.5% for domestic deal.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

With the participation of our Chief Executive Officer and acting Chief Financial Officer (our sole officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of September 30, 2019 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the lack of multiple levels of supervision and review. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Additionally, the fact that we only have one officer was identified as a material weakness and deficiency.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended September 30, 2019 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

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

Name and Business Address	Age	Position

Brian J. Lukow	59	President and Director

Aimee Ventura O’Brien	54	Secretary and Director

Brian J. Lukow, 59, President and Director. Brian Lukow began his professional career on Wall Street. He was a senior vice President of Lehman Brothers from 1984 to 1991 and a managing director of Ladenburg Thalmann from 1992 to 1994. Mr. Lukow was most recently the highly talented co-creator and co-producer of Huckapoo. Prior to that, Mr. Lukow was the co-creator and executive producer of Dream Street, a successful boy band, and a best-selling pop music acts in recent years, whose debut album reached number one on the Billboard Magazine Independent charts. The original girl group concept is his creation and is built upon his experience and success with Dream Street and Huckapoo. In addition to his production credits, Mr. Lukow is also an accomplished songwriter. Among Mr. Lukow’s writing credits is the song “Jennifer Goodbye” which was recorded by Dream Street on its first album; that album went on to sell nearly one million units. Mr. Lukow is a co-writer on five of the original Huckapoo recordings as well. Additionally, Mr. Lukow is the associate producer of the motion picture “The Biggest Fan” starring Chris Trousdale, Cindy Williams, and Pat Morita. From 1994 to 1996 Mr. Lukow was President of Brirock Entertainment, a firm specializing in artist management.

Aimee Ventura O’Brien, 54, Secretary and Director. Aimee Ventura O’Brien has a diverse background in business, including experiences on Wall Street and in the world of architecture. On Wall Street, Ms. O’Brien traded complex equity derivatives for Credit Suisse and Fidelity Investment. She eventually decided to return to school to become an architect. Since graduating, Ms. O’Brien has worked for two large building envelope firms in New York, learning about the complex design of building skins. Ms. O’Brien holds a bachelor’s degree in mathematics and business from Skidmore College and a bachelor’s of architecture from NY Institute of Technology. Additionally, she has taken graduate courses at New York University. Ms. O’Brien has won awards from the American Institute of Architects, Henry Adams Certificate, Robert Jensen Memorial Award, and the Maria Bentel Memorial Thesis Travel Grant.

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended September 30, 2019 and 2018:

Compensation Table for Executives

Name & Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Brian Lukow,	2019	$96,000	$0	$116,972	$0	$0	$0	$212,972
President (1)	2018	82,500	0	17,440	0	0	0	99,940

Howard Kra,	2019	0	0	0	0	0	0	0
Former Chief Operating Officer (2)	2018	8,000	0	60,000	0	0	0	68,000

Employment Agreements

(1)

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

(2)

On January 31, 2018, the Company entered into a 5 year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first 4 months and then 20,000 shares of the Company’s common stock every month thereafter. The employment agreement may be terminated by either party upon 14 days written notice. As of September 30, 2018, unpaid salaries to Mr. Kra amounted to $56,000 and was included in accounts payable and accrued liabilities as reflected in the consolidated balance sheets. In November 2018, the Company and Mr. Kra entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and issuance of 1,000,000 common stock in February 2018.

The Company has no other formal employment agreements.

Compensation of Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended September 30, 2019:

Compensation Table for Directors

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation($)	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation($)	Total ($)

Brian Lukow	$0	$909	$0	$0	$0	$0	$909

Brian Gold (1)	0	873	0	0	0	0	873

Aimee Ventura O’Brien	0	909	0	0	0	0	909

_______________

(1)	On August 29, 2019, the Company accepted the resignation of Brian Gold as a director of the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of January 6, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 596,073,327 shares of our common stock issued and outstanding and 51 shares of our Series A Preferred Stock issued and outstanding as of January 13, 2020. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Brian Lukow (3)	Common Stock	5,064,386	0.84%
	Preferred Stock	51	100%
Aimee Ventura O’Brien (4)	Common Stock	1,052,580	0.17%
Directors and Officers as a Group		6,116,966	1.0%
Crazy for the Boys, LLC (5)	Common Stock	5,201,500	0.87%

__________

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

2.	Based on 596,073,327 issued and outstanding shares of common stock as of January 6, 2020.
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

4.	Aimee Ventura O’Brien is a director and the Company’s Secretary.
5.	Brian Lukow, the Company’s President and director, is the managing member of Crazy for the Boys, LLC and owns approximately 17% of CFTB..

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In December 2015, the Company through its then- wholly-owned subsidiary, Tween Entertainment, executed a month-to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has paid rent $12,000 during the year ended September 30, 2019 and September 30, 2018.

On January 5, 2016, the Company entered into a two month consulting agreement with a consultant company to provide business advisory services. Pursuant to the consulting agreement, the Company paid a total of $5,000 during the term of the agreement. One of the members of CFTB is an affiliate of this consulting company.

During April 2016, the CEO and a former director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes. This loan is non-interest bearing and is due on demand.

On April 5, 2016, the Company sold 40,000 shares of the Company’s common stock to a former director of the Company for gross proceeds of $4,000.

In June 2016, the Company sold 1,000,000 shares of the Company’s common stock to a consultant at $0.0025 per common share or $2,500. The Company received the proceeds of $2,500 as of September 30, 2016 from the consultant. The consultant is one of the members of CFTB.

In July 2017, the Company sold 1 and ½ Class A units of membership interest in CFTB Movie to an affiliated company for $150,000. The affiliated company is owned by a former director of the Company (see Note 8).

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company.

The CEO of the Company, Brian Lukow, who is the creator, writer, actor and producer of the movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the movie or the sale of ancillary products. As of September 30, 2019 and 2018, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

In July 2017, the Company sold 1 and ½ Class A units of membership interest in CFTB Movie to an affiliated company for $150,000. The affiliated company is owned by a former director of the Company.

On November 14, 2018, the Company sold 1 and ¼ Class A units of membership interest in CFTB Movie to a former director of the Company for $125,000.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the last two fiscal years by our independent accounting firm Salberg & Co. and Malone Bailey during the fiscal years ended September 30, 2019, and 2018:

Fee Category	2018	2019
Audit Fees (1)	$48,700	$56,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$48,700	$56,000

________

(1)	Audit Fees – Audit fees of $49,000 was billed by Salberg & Co. during fiscal 2019 and audit fees of $7,000 and $48,700 was billed by Malone Bailey during fiscal 2019 and 2018, respectively, consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended September 30, 2019 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017 (3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 (8)

10.41	Promissory Note with Power Up Lending Group Ltd. dated July 26, 2018 (9)

10.42	Promissory Note with One44 Capital LLC dated September 14, 2018 (9)

10.43	Promissory Note with Power Up Lending Group Ltd. dated September 21, 2018 (9)

10.44	Promissory Note with GS Capital Partners, LLC dated October 24, 2018 (9)

10.45	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (9)

10.46	Promissory Note with GS Capital Partners, LLC dated November 6, 2018 (9)

10.47	Promissory Note with UP Lending Group Ltd. dated November 13, 2018 (9)

10.48	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (9)

10.49	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (9)

10.50	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (9)

10.51	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (9)

10.52	Promissory Note with Power Up Lending Group Ltd. dated December 17, 2018 (9)

10.53	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (9)

10.54	Settlement Agreement with Apollo Capital Corp. dated October 30, 2018 (9)

10.55	Promissory Note with GS Capital Partners, LLC dated January 9, 2018 (9)

10.56	Promissory Note with GS Capital Partners, LLC dated January 22, 2019 (10)

10.57	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (10)

10.58	Promissory Note with Power Up Lending Group Ltd. dated February 25, 2019 (10)

10.60	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (10)

10.62	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (10)

10.63	Promissory Note with Power Up Lending Group Ltd. dated April 11, 2019 (10)

10.64	Promissory Note with Odyssey Capital Funding LLC dated April 22, 2019 (10)

10.65	Promissory Note with Auctus Fund, LLC dated May 14, 2019 (11)

10.66	Promissory Note with Power Up Lending Group Ltd. dated May 20, 2019 (11)

10.67	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (11)

10.68	Promissory Note with Coolidgee Capital LLC dated May 24, 2019 (11)

10.69	Promissory Note with Odyssey Capital Funding, LLC dated June 11, 2019 (11)

10.70	Promissory Note with Power UP Lending Group Ltd. dated June 17, 2019 (11)

10.71	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (11)

10.72	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (11)

10.77	Promissory Note with Adar Alef LLC dated August 9, 2019*

10.78	Promissory Note with Crown Bridge Partners, LLC dated August 27, 2019*

10.79	Promissory Note with GS Capital Partner, LLC dated September 4, 2019*

10.80	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019*

10.81	Promissory Note with Power Up Lending Group Ltd. dated September 5, 2019*

10.82	Promissory Note with LG Capital Funding LLC dated September 23, 2019*

10.83	Promissory Note with Auctus Fund, LLC dated October 9, 2019*

10.84	Promissory Note with JSJ Investments Inc. dated October 8, 2019.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018
(8) (9)	As filed with our Form 10-Q filed on August 14, 2018 As filed with our Form 10-K filed on January 15, 2019.
(10)	As filed with our Form 10-Q filed on May 17, 2019.
(11)	As filed with our Form 10-K filed on August 14, 2019.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: January 14, 2020	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2020	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

Date: January 14, 2020	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Director

Date: January 14, 2020	By:	/s/ Aimee Ventura O’Brien
	Name:	Aimee Ventura O’Brien
	Title:	Director

