Form 10-Q
period 2019-12-31
ALL FOR ONE MEDIA CORP.
filed 2020-02-19
CIK 1286459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2019

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

As of February 17, 2020, there were 1,118,473,025 shares of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019	2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,687	$103,036
Prepaid expenses and other current assets	24,300	52,550
Total current assets	26,987	155,586
Other assets:
Deposit	-	25,000
Advances on film rights - related party	199,000	100,000

TOTAL ASSETS	$225,987	$280,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$87,628	$45,663
Accounts payable and accrued liabilities - related party	139,036	128,036
Accrued interest	405,805	282,323
Convertible notes payable, net of unamortized debt discounts	2,720,942	2,075,780
Note payable	530,000	530,000
Note payable - related party	200,000	200,000
Loans payable	475,000	475,000
Due to related parties	3,201	2,701
Derivative liabilities	6,777,365	6,166,273
Total current liabilities	11,338,977	9,905,776

Commitments and Contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Preferred stock ($0.001 Par Value; 51 shares designated; 51 and 51 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively)	-	-
Common stock, $0.001, 4,200,000,000 shares authorized: 650,215,288 shares and 77,114,395 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	650,215	77,114
Additional paid-in capital	6,313,462	6,382,859
Accumulated deficit	(17,714,865)	(15,724,493)
Total All For One Media Corp. Stockholders' deficit	(10,751,188)	(9,264,520)

Non-controlling interest in subsidiaries	(361,802)	(360,670)

Total Stockholders' deficit	(11,112,990)	(9,625,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$225,987	$280,586

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2019	2018

Revenues	$2,183	$2,210

Operating expenses:
Compensation expense	24,160	27,268
Professional and consulting expense	82,276	376,844
General and administrative expense	104,920	8,389
Total operating expense	211,356	412,501
Loss from operations	(209,173)	(410,291)

Other income (expense)
Initial derivative expense	(97,423)	(2,477,407)
Change in fair value of derivative liabilities	(707,072)	1,235,577
Loss from extinguishment of debt, net	(19,547)	(1,036)
Interest expense	(958,289)	(1,164,177)
Total other income (expense)	(1,782,331)	(2,407,043)

Loss before provision for income taxes	(1,991,504)	(2,817,334)

Provision for income taxes	-	-
Net loss	(1,991,504)	(2,817,334)

Losses attributable to non-controlling interest	1,132	114,970

Net loss attributable to All For One Media Corp.	$(1,990,372)	$(2,702,364)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	216,741,594	63,211,878

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.01)	$(0.04)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock
	Series A $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2019	51	$-	77,114,395	$77,114	$6,382,859	$(15,724,493)	$(360,670)	$(9,625,190)

Sale of common stock	-	-	3,969,000	3,969	(635)	-	-	3,334

Issuance of common stock for services	-	-	70,000	70	86	-	-	156

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	569,061,893	569,062	(68,848)	-	-	500,214

Net loss for the period	-	-	-	-	-	(1,990,372)	(1,132)	(1,991,504)

Balance, December 31, 2019	51	$-	650,215,288	$650,215	$6,313,462	$(17,714,865)	$(361,802)	$(11,112,990)

	Preferred Stock
	Series A $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2018	51	$-	55,638,122	$55,638	$5,352,315	$(8,611,139)	$(36,869)	$(3,240,055)

Issuance of common stock for services	-	-	7,653,000	7,653	297,632	-	-	305,285

Sale of membership interest in subsidiary	-	-	-	-	96,805	-	28,195	125,000

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	6,389,087	6,389	84,790	-	-	91,179

Issuance of common stock in connection with exercise of warrants	-	-	2,927,619	2,928	(2,928)	-	-	-

Reclassification of derivative liabilities relating to convertible notes	-	-	-	-	158,026	-	-	158,026

Reclassification of derivative liabilities relating to exercised warrants	-	-	-	-	3,448	-	-	3,448

Cancellations of common stock	-	-	(3,080,000)	(3,080)	3,080	-	-	-

Net loss for the period	-	-	-	-	-	(2,702,364)	(114,970)	(2,817,334)

Balance, December 31, 2018	51	$-	69,527,828	$69,528	$5,993,168	$(11,313,503)	$(123,644)	$(5,374,451)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,991,504)	$(2,817,334)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discounts	812,395	649,834
Stock-based compensation	156	305,285
Loss on extinguishment of debt	19,547	1,036
Initial derivative expense	97,423	2,477,407
Change in fair value of derivative liabilities	707,072	(1,235,577)
Non-cash interest expense	6,500	279,411
Changes in assets and liabilities:
Prepaid expenses and other current assets	28,250	(11,211)
Deposit	25,000	-
Film production costs	-	(39,700)
Accounts payable and accrued liabilities	41,966	(61,042)
Accounts payable and accrued liabilities - related party	11,000	-
Accrued interest	136,762	12,474
NET CASH USED IN OPERATING ACTIVITIES	(105,433)	(439,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on film rights	(99,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(99,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a related party	500	-
Payments on convertible notes payable	-	(898,500)
Proceeds from convertible notes payable, net of issuance cost	100,250	1,383,250
Proceeds from sale of common stock	3,334	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	104,084	484,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	(100,349)	45,333

CASH AND CASH EQUIVALENTS - beginning of year	103,036	58,344

CASH AND CASH EQUIVALENTS - end of period	$2,687	$103,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$221,422
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$100,250	$1,383,250
Reclassification of derivative liabilities to equity upon exercise of warrants	$-	$161,474
Issuance of common stock in connection with conversion of note payable and accrued interest	$180,513	$91,179
Proceeds from sale of membership interest paid directly to vendor	$-	$125,000
Issuance of common stock in connection with exercise of warrants	$-	$2,928
Cancellation of common stock	$-	$(3,080)

See accompanying notes to unaudited interim consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2019

NOTE 1 -
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

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of December 31, 2019 the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company has been receiving several offers for the distribution of the film and the Company continues to review those offers.

On June 21, 2019, Carmel Valley Productions, Inc. (“CVPI”), a newly formed wholly owned subsidiary, a Florida corporation, was formed for purpose of owning and producing family friendly films (see Note 8). In January 2020, the Company sold 90% of its 100% interest in CVPI for $50,000 (see Note 9).

NOTE 2 -
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated unaudited interim financial statements and present the consolidated unaudited interim financial statements of the Company and its wholly- owned subsidiaries as of December 31, 2019. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of December 31, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2019 and footnotes thereto included in the Company’s Report on Form 10K filed with the SEC on January 14, 2020. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of September 30, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2019, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $24,300 and $52,550 as of December 31, 2019 and September 30, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash and common stock for consulting which are being amortized over the terms of their respective agreements. Included in other current assets are deposits of $15,216 for both periods, December 31, 2019 and September 30, 2019. The deposits were related to deposit payments with various unions as security for the payments of all performers, background actors and production staff and any unused excess deposits shall be returned once the union has verified that all obligations have been fully satisfied.

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

Film Production Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment - Films. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Production overhead includes the costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses and marketing, selling and distribution costs. Capitalization of interest costs should generally commence when a film is set for production and end when a film is substantially complete and ready for distribution. Filming the Movie was completed in July 2017 and the post-production phase was completed in December 2018. Generally, the interest eligible for capitalization includes stated interest, imputed interest, and interest related to debt instruments as well as amortization of discounts and other debt issue costs.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

As of December 31, 2019 and September 30, 2019, the carrying value of the film costs for both periods was $0. During the fiscal year ended September 30, 2019, the Company determined that the film cost was impaired. Consequently, the Company recorded impairment expense of $3,284,062 during the year ended September 30, 2019.

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

The Company’s notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of December 31, 2019 and September 30, 2019.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2019:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$6,777,365	$-	$-	$6,777,365

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2019:

	Amount	Level 1	Level 2	Level 3
Derivative liability - Embedded conversion	$6,166,273	$-	$-	$6,166,273

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. As of December 31, 2019 and September 30, 2019, the Company has 32,778,546,361 and 503,459,521 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Additionally, as of December 31, 2019 and September 30, 2019, the Company has 1,600,000 and 400,000 warrants outstanding, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

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

Derivative Liabilities

The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded conversion options be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date, and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment. Prior to December 31, 2018, the fair value of the derivative liabilities was reclassified to additional paid in capital.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of December 31, 2019 and September 30, 2019, the Company recorded a non-controlling interest balance of $(361,802) and $(360,670), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying unaudited consolidated balance sheet and losses attributable to non-controlling interest of $1,132 and $114,970 during the three months ended December 31, 2019 and 2018, respectively, as reflected in the accompanying unaudited consolidated statements of operations.

Revenue Recognition

The Company adopted and implemented on October 1, 2018, ASU Topic 606 - Revenue from Contracts with Customers (“ASU 606”). ASU 606 did not have a material impact on its consolidated financial statements.

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

During the three months ended December 31, 2019 and 2018, the Company recognize revenue of $2,183 and $2,210, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU was effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. This guidance did not have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments were effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. This guidance did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07” Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance was effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. This guidance did not have a material impact on its consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

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

NOTE 3 -
GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $1,991,504 and $105,433 respectively, for the three months ended December 31, 2019. Additionally, the Company had an accumulated deficit of $17,714,865 and working capital deficit of $11,311,990 as of December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 -
CONVERTIBLE NOTES PAYABLE

As of December 31, 2019 and September 30, 2019, convertible notes payable - unrelated party consisted of the following:

	December 31, 2019	September 30, 2019
	(Unaudited)
Principal amount	$3,635,798	$3,690,030
Less: unamortized debt discount	(914,856)	(1,614,250)
Convertible notes payable, net - current	$2,720,942	$2,075,780

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. Between October 2019 and November 2019, the Company issued an aggregate of 5,665,900 common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $78,031, after the repayment and conversions. This note is past maturity, but it is not in default as no notice of default was received by the Company. However default interest of 24% is being accrued from the default date.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in June 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $110,000. This note is past maturity, but it is not in default.

On March 26, 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000. Additionally, on January 22, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $80,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note is secured and bear interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these notes payable which are being amortized over the term of the notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. Between November 2019 and December 31, 2019, the Company issued an aggregate of 83,980,357 common stock to the note holder upon the conversion of $21,250 of principal amount, and accrued interest of $1,817. As of December 31, 2019 and September 30, 2019, the principal balance of these notes was $58,750 and $80,000, respectively, after the repayments and conversions. The January 22, 2019 note went into default on January 22, 2020 for non-payment of principal whereby a 10% penalty will be accrued to principal.

On June 1, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019 the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. On April 30, 2019 and May 31, 2019, the Company paid off a total principal amount of $62,702 including accrued interest of $6,075 and prepayment penalty of $6,223. On July 25, 2019, the Company paid off a total principal amount of $27,298 including accrued interest of $3,134 and prepayment penalty of $2,457. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $90,000 for both periods. The February 1, 2019 note went into default on February 1, 2020 for non-payment of principal whereby a 10% penalty will be accrued to principal.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest were due on October 31, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which was amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $250,000. This note is past maturity and in default as of December 31, 2019 (see below).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The 10% convertible promissory note and all accrued interest were due on November 6, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which was amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $120,000 and past maturity and in default as of December 31, 2019 (see below).

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The 10% convertible promissory note and all accrued interest were due on November 23, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $140,000 and past maturity and in default as of December 31, 2019 (see below).

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 12% convertible promissory note and all accrued interest were due on May 27, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. Between November 2019 and December 2019, the Company issued an aggregate of 187,363,355 common stock to the note holder upon the conversion of $19,413 of principal amount, accrued interest of $1,511 and fees of $5,500. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $230,587 and $250,000, respectively, after the conversions. This note is past maturity and in default as of December 31, 2019 (see below).

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The 10% convertible promissory note and all accrued interest were due on December 13, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $150,000 and past maturity and in default as of December 31, 2019 (see below).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The 10% convertible promissory note and all accrued interest were due on December 28, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $240,000 and past maturity and in default as of December 31, 2019 (see below).

The above notes that became due during the three months ended December 31, 2019 incurred default penalties of $90,000 in total.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $163,000. This note became in default in fiscal 2020 on the maturity date and a 10% default penalty was incurred.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $110,000. This note became in default in fiscal 2020 on the maturity date and a 10% default penalty was incurred.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The 10% convertible promissory note and all accrued interest are due on March 15, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $350,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The 10% convertible promissory note and all accrued interest are due on April 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $54,000.

On April 11, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on February 28, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. Between October 2019 and December 2019, the Company issued an aggregate of 107,599,614 common stock to the note holder upon the conversion of $78,000 of principal amount and accrued interest of $4,680. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $0 and $78,000, respectively, after the conversions.

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The 12% convertible promissory note and all accrued interest is due on May 9, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 120-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $7,000 in connection with this note payable which is being amortized over the term of the note. Between November 2019 and December 2019, the Company issued an aggregate of 86,468,510 common stock to the note holder upon the conversion of $25,370 of principal amount. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $74,630 and $100,000, respectively, after the conversions.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The 12% convertible promissory note and all accrued interest is due on March 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In December 2019, the Company issued an aggregate of 79,522,399 common stock to the note holder upon the conversion of $20,300 of principal amount. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $52,700 and $73,000, respectively, after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The 10% convertible promissory note and all accrued interest are due on May 22, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $108,000.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The 12% convertible promissory note and all accrued interest are due on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $100,000.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The 10% convertible promissory note and all accrued interest are due on June 11, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. In December 2019, the Company issued an aggregate of 18,461,758 common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $146. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $122,100 and $125,000, respectively, after the conversions.

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on April 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $78,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

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

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The 10% convertible promissory note and all accrued interest are due on July 24, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $145,000.

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The 10% convertible promissory note and all accrued interest are due on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $50,000.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $40,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 4, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $165,000.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The 12% convertible promissory note and all accrued interest is due on June 30, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $63,000.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 5, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $220,000.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 23, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $35,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The 12% convertible promissory note and all accrued interest are due in July 9, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. As of December 31, 2019, the principal balance of this note was $36,000.

Additionally, on October 9, 2019, the Company granted a 5-year 1,200,000 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note (see above). The warrants had a term of 5 year from the date of grant and was exercisable at an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing (see Note 7) and is being amortized over the term of the note.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The 12% convertible promissory note and all accrued interest is due on October 8, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note. As of December 31, 2019, the principal balance of this note was $39,000.

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $38,000 and received proceeds of $35,000, net of discount. The 12% convertible promissory note and all accrued interest is due on September 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of December 31, 2019, the principal balance of this note was $38,000.

Accrued interest related to all unrelated party convertible note amounted to $384,697 and $267,516 as of December 31, 2019 and September 30, 2019 respectively, which was included in accrued interest on the accompanying unaudited consolidated balance sheets. The Company recorded interest expense of $130,462 and $56,426 during the three months ended December 31, 2019 and 2018, respectively. The Company paid additional interest expense arising from prepayment and default interest penalties of $0 and $157,996 for the three months ended December 31, 2019 and 2018, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

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

Amortization of debt discount on convertible notes and derivative liabilities

During fiscal year 2019 and for the three months ended December 31, 2019, at the date of issuance, the notes were discounted in the total amount of $3,966,000 and $113,000. During fiscal year 2019 and the three months ended December 31, 2019, the total $3,740,750 and $100,250, debt discount from the valuation of the derivatives, respectively, and the total of $225,250 and $12,750 debt discounts from original issue discount and related loan fees, respectively, are being amortized over the terms of these notes. During the three months ended December 31, 2019 and 2018, initial derivative expense was $97,423 and $2,477,407, respectively. At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a loss resulting from the change in fair value of these convertible instruments was $413,419 and $1,235,577, for the three months ended December 31, 2019 and 2018, respectively. Upon conversions during the three months ended December 31, 2019, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $293,653 relating to the portion of debt converted was reclassified to other income as part of gain on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $313,200 during the three months ended December 31, 2019 in connection with the conversion of notes. The Company has recorded derivative liabilities of $6,777,365 and $6,166,273 as of December 31, 2019 and September 30, 2019, respectively.

During the three months ended December 31, 2019, the fair value of the derivative liabilities was estimated using the Simple Binomial Lattice Model with the following assumptions:

Dividend rate	0
Term (in years)	0.75 to 5 years
Volatility	180%to224%
Risk-free interest rate	1.40%to1.69%

During the three months ended December 31, 2018, the fair value of the derivative liabilities was estimated using the Simple Binomial Lattice Model with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 1.00 years
Volatility	191% to 194%
Risk-free interest rate	2.34% to 2.72%

The following is a roll forward for the three months ended December 31, 2019 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments
Balance at September 30, 2019	$6,166,273
Reductions due to conversions	(293,653)
Reductions due to repayment of debt	--
Initial fair value of embedded conversion option derivative liability recorded as debt discount	100,250
Initial fair value of embedded conversion option derivative liability recorded as expense	97,423
Change in fair value included in statements of operations	707,072
Balance at December 31, 2019	$6,777,365

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

NOTE 5 -
NOTES AND LOANS PAYABLE

Notes payable

Notes payable consisted of the following:

	December 31, 2019	September 30, 2019
	(Unaudited)
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	530,000	530,000
Loans payable, net	$730,000	$730,000

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of December 31, 2019 and September 30, 2019, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying unaudited consolidated balance sheet.

On September 27, 2019, the Company, through its wholly owned subsidiary, CVPI, issued a 10% promissory note for $100,000. The 10% promissory note and all accrued interest are due on June 27, 2020. As of December 31, 2019 and September 30, 2019, the principal balance of this note is $100,000. This note may be prepaid without penalty.

On September 16, 2019, the Company entered into a Settlement Agreement and Release with a certain lender of 12% loans payable (see below), whereby the Company agreed to settle the outstanding debt due to lender by issuing a 24-month interest free promissory note with principal balance of $180,000 to the lender and such note is due on September 16, 2021. The note shall incur a default interest rate of 16%. Additionally, the Company paid $250,000 to the lender which was funded by a former director of the Company for $125,000 and a certain note holder for $125,000 (the “Funding”) in exchange for the release of the total principal amount of $509,715 (see Loans payable below) plus the related accrued interest of $258,250 which resulted in a gain from extinguishment of debt of $337,965. In connection with the Funding, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes for a total principal amount of $250,000 which are both due on July 16, 2021. The 6% notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes are guaranteed by the Company. In the event, the Company sells the Movie (see Note 1), the 6% notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. If the 6% promissory notes including unpaid interest are not paid in full on maturity date, the Company and Brian Lukow, CEO of the Company, shall transfer and assign any of its rights, title and interest in the Movie equally to each note holder of the 6% promissory notes related to the Funding. As of December 31, 2019 and September 30, 2019, the total principal balance of these notes was $430,000. Currently, the Company has not paid the first, second and third installment payments but has not received notice of default from the lenders.

Accrued interest related to these notes payable amounted to $3,781 and $616 as of September 30, 2019 and 2018, respectively. The Company recorded interest expense of $3,781 and $3,327 during the three months ended December 31, 2019 and 2018, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

Loans payable

Loans payable consisted of the following:

	December 31, 2019	September 30, 2019
Loans principal amount	$475,000	$475,000

Loans payable	$475,000	$475,000

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of December 31, 2019 and September 30, 2019, loan payable net of unamortized debt discount amounted $475,000.

NOTE 6 -
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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $3,000 for both periods for the three months ended December 31, 2019 and 2018.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

During April 2016, the CEO and a former director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes which is reflected as due to related parties. In October 2019, the CEO loaned an additional $500 for working capital purposes. These loans are non-interest bearing and are due on demand.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of December 31, 2019 and September 30, 2019, the Company has an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company and a corresponding increase in film cost.

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

In September 2019, the Company advanced $100,000 to a related party vendor (see Note 8).

NOTE 7 -
STOCKHOLDERS’ DEFICIT

In March 2017, the Board of Directors of the Company approved to increase the authorized shares of the Company to 205,000,000 shares of authorized capital stock. In July 2017, the Board of Directors of the Company approved and increase the authorized shares to 705,000,000 shares of authorized capital stock. In November 2018, the Board of Directors of the Company approved and increase the authorized shares to 1,505,000,000 shares of authorized capital stock. In December 2019, the Board of Directors of the Company approved an increase in the authorized shares to 4,205,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 4,200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common stock

Between October 2019 and December 2019, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.001 to $0.007 per common share or $32 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $32 during the three months ended December 31, 2019. In October 2019, the Company reversed a prior grant from September 2019 to a director who resigned. The reversal was for 2,000 shares of common stock and $36 was credited to compensation expense.

Between October 2019 and December 2019, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 8). The Company valued these common shares at the fair value ranging from $0.001 to $0.007 per common share or $160 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $160 during the three months ended December 31, 2019.

Between October 2019 and December 2019, the Company issued an aggregate of 569,061,893 common stock to various note holders upon the conversion of $167,233 of principal amount, $13,280 accrued interest and conversion fee of $6,500 pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4). The Company valued these common shares at the fair value ranging from $0.001 to $0.002 per common share or $500,214 based on the quoted trading price on the dates of grants. Additionally, the Company recorded loss on debt extinguishment of $313,200 in connection with the conversion of notes.

On November 14, 2019, the Company sold 3,969,000 shares of the Company’s common stock for cash proceeds of $3,334 under the Equity Financing Agreement with GHS.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

Stock Warrants

A summary of the Company’s outstanding stock warrants as of December 31, 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2019	400,000	$0.20	3.52
Granted	1,200,000	0.015	5.00
Cancelled	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance as of December 31, 2019	1,600,000	$0.061	4.40

Warrants exercisable as of December 31, 2019	1,600,000	$0.061	4.40

Weighted average fair value of warrants granted during the period		$0.0125

In October 2019, the Company granted a 5 year 1,200,000 warrants to purchase the Company’s common stock in connection with the issuance of a convertible note (see Note 4). The warrants had a term of 5 year from the date of grant and was exercisable at an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the 1,200,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.013 per share (based on the quoted trading price on the dates of grants), volatility of 190%, expected term of 5 years, and a risk free interest rate of 1.40%. During the three months ended December 31, 2019, the Company recorded a debt discount of $10,616 and a corresponding increase in derivative liabilities.

NOTE 8 -
COMMITMENTS AND CONTINGENCIES

Employment agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 7). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of December 31, 2019 and September 30, 2019, accrued salaries to Mr. Lukow amounted to $4,536 and $3,036, respectively, and was included in accounts payable and accrued liabilities as reflected in the accompanying unaudited consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

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

Consulting agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of December 31, 2019 and September 30, 2019, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying unaudited consolidated balance sheets.

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

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month to month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month to month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $3,000 for both periods for the three months ended December 31, 2019 and 2018.

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective in August 2018. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company issued to GHS a $40,000 promissory note dated July 2018 as a commitment fee which shall mature 6 months from execution (see Note 5). The Company recorded the commitment fee initially as deferred offering cost which was expensed during the fiscal year 2019 due to indefinite delay in the equity offering.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019

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

On July 24, 2019, CVPI entered into a Co-Production and Finance Agreement to produce and own Full Out 2 (“FO2”), a full-length motion picture that has been licensed by NetFlix Global LLC. Under the terms of the Agreement, the Company’s parent entity will provide its subsidiary, CVPI, a total of $650,000 over the course of period from July 24, 2019 to December 24, 2019 (the “Funding”) for the production of FO2. The film will be distributed by Gravitas Ventures, LLC. In July 2019, the parent entity disbursed $100,000 to CVPI under the funding schedule which was then advanced to a related party production company controlled by Jeff Deverett to be used in the production of the film. In October 2019, another $99,000 was advanced by CVPI. The advance of $199,000 as of December 31, 2019 was recorded as an advance on film rights - related party as reflected in the accompanying unaudited consolidated balance sheets.

NOTE 9 -
SUBSEQUENT EVENTS

Between January 14, 2020 and February 11, 2020, the Company issued an aggregate of 381,021,607 common stock to various note holders upon the conversion of $24,322 total principal amount, $1,258 total accrued interest and $1,500 conversion fees pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4). The Company valued these common shares at the fair value ranging from $0.001 per common share or $76,267 based on the quoted trading price on the date of grant resulting in a loss on debt extinguishment of $49,186. Upon these conversions, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $44,347 relating to the portion of debt converted was reclassified to other income or expense as part of gain or loss on debt extinguishment. The net result was a loss on debt extinguishment of $4,839.

On January 17, 2020, our parent entity entered into a Stock Purchase and Sale Agreement with our subsidiary, Carmel Valley Productions Inc. (see Note 8) whereby the Company sold 90% of its 100% interest in CVPI and any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the Co-Production and Finance Agreement dated on July 24, 2019 for a total purchase price of $50,000.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of December 31, 2019, the results of their unaudited interim consolidated statements of operations for the three months ended December 31, 2019 and 2018, and their unaudited interim consolidated cash flows for the three months ended December 31, 2019 and 2018. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the one feature-length motion picture entitled “Crazy For The Boys” in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of December 31, 2018, the interim unaudited consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie was completed in July 2017 and the post-production phase was completed in December 2018. The Company has been receiving several offers for the distribution of the film and the Company continues to review those offers.

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

On July 24, 2019, CVPI entered into a Co-Production and Finance Agreement to produce and own Full Out 2 (“FO2”), a full-length motion picture that has been licensed by NetFlix Global LLC. Under the terms of the Agreement, the Company’s parent entity will provide its subsidiary, CVPI, a total of $650,000 over the course of period from July 24, 2019 to December 24, 2019 (the “Funding”) for the production of FO2. The film will be distributed by Gravitas Ventures, LLC. In July 2019, the parent entity disbursed $100,000 to CVPI under the funding schedule which was then advanced to a related party production company controlled by Jeff Deverett to be used in the production of the film. In October 2019, another $99,000 was advanced by CVPI.

On January 17, 2020, our parent entity, entered into a Stock Purchase and Sale Agreement with, our subsidiary, Carmel Valley Productions Inc. whereby the Company sold 90% of its 100% interest in CVPI and any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the CO-Production and Finance Agreement dated on July 24, 2019 for a total purchase price of $50,000.

Results of Operations

For the three months ended December 31, 2019 compared to the three months ended December 31, 2018

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen. During the three months ended December 31, 2019 we generated minimal revenues of $2,183, from streaming music sales as compared to $2,210 for the three months ended December 31, 2018.

Operating Expenses

Total operating expenses for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, were approximately $211,000 and $413,000, respectively. The $202,000 decrease in operating expenses for the three months ended December 31, 2019 is primarily comprised of a decrease in consulting fees of approximately $295,000 primarily related to decrease in stock based consulting fees, decrease in compensation of $3,000 during the three months ended December 31, 2019 offset by an increase of approximately of $97,000 increase in general and administrative expenses primarily due to increase in marketing expenses.

Other Expenses, net

Total other expense, net, for the three months ended December 31, 2019 and 2018 were approximately $1,782,000 and $2,407,000, respectively, a decrease of $625,000. The decrease in other expense is the primary result of the decrease in recognition of initial derivative expense of $2,380,000, a decrease in interest expense of $206,000 in connection with the issuance of convertible notes offset by the increase in change in fair value of derivative liabilities of approximately $1,943,000 and increase in loss from extinguishment of debt of $19,000.

Net Loss

We reported a net loss attributable to All For One Media Corp. of approximately $1,990,000 and $2,702,000 for the three months ended December 31, 2019 and 201, respectively, as a result of the discussion above.

Working Capital

	December 31, 2019	September 30, 2019
Current assets	$26,987	$155,586
Current liabilities	11,338,977	9,905,776
Working capital deficit	$11,311,990	$9,750,190

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company has minimal revenues generating operations and has an accumulated deficit of approximately $17.7 million. In addition, there is a working capital deficiency of approximately $11,312,000 and a stockholder’s deficiency of approximately $11,113,000 as of December 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Three months ended December 31,
	2019	2018
Net Cash Used in Operating Activities	$(105,433)	$(439,417)
Net Cash Used in Investing Activities	(99,000)	-
Net Cash Provided by Financing Activities	104,084	484,750
Net Increase (Decrease) in Cash	$(100,349)	$45,333

Net cash used in operating activities was approximately $105,000 for the three months ended December 31, 2019 as compared to approximately $439,000 for the three months ended December 31, 2018. During the three months ended December 31, 2019 cash was used as follows:

•	net loss was approximately $1,991,000, and
•	A decrease in our deposit of approximately $25,000,
•	A decrease in our prepaid expenses and other current assets of approximately $28,000,
•	an increase in our total accounts payable and accrued liabilities of approximately 53,000,
•	an increase in total accrued interest of approximately $137,000, and
•
non-cash operating expense of amortization of approximately $812,000, non-cash interest of $6,500, stock-based compensation of approximately $156, initial derivative expense of $97,000, loss on extinguishment of debt of $19,500 and

•	Non-cash other expense resulting from the change in fair value of derivative liabilities of $707,000.

During the three months ended December 31, 2018 cash was used as follows:

•	net loss was approximately $2,817,000, and
•	an increase in our film cost of approximately $40,000,
•	An increase in our prepaid expenses and other current assets of approximately $11,000,
•	a decrease in our total accounts payable and accrued liabilities of approximately 61,000, partially offset by,
•	an increase in total accrued interest of approximately $12,000, and
•	non-cash operating expense of amortization of approximately $650,000, non-cash interest of $279,000, stock-based compensation of approximately $305,000, initial derivative expense of $2,477,000 and
•	Non-cash other income resulting from the change in fair value of derivative liabilities of $1,236,000.

Net cash used in investing activities for the three months ended December 31, 2019 was approximately $99,000 as compared to approximately $0 for the three months ended December 31, 2018. We paid $99,000 for advances on film rights.

Net cash provided by financing activities for the three months ended December 31, 2019 was approximately $104,000 as compared to approximately $485,000 for the three months ended December 31, 2018. During the three months ended December 31, 2019, we received proceeds of approximately $100,000 from the issuance of convertible notes and $3,000 from sale of stock. During the three months ended December 31, 2018, we received proceeds of approximately $1,383,000 from the issuance of convertible notes offset by repayments of $899,000 on our loans, convertible notes and nonconvertible note.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for fiscal 2020. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Film Costs

The Company capitalizes costs which were used in the production of films according to ASC 926, Entertainment - Films. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Production overhead includes the costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include general and administrative expenses and marketing, selling and distribution costs. Capitalization of interest costs should generally commence when a film is set for production and end when a film is substantially complete and ready for distribution. Generally, the interest eligible for capitalization includes stated interest, imputed interest, and interest related to debt instruments as well as amortization of discounts and other debt issue costs.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU was effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. This guidance did not have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments were effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. This guidance did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07” Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance was effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. This guidance did not have a material impact on its consolidated financial statements.

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

ITEM
4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART
II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Notes

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with Power UP Lending Group Ltd. for principal borrowings of up to $38,000. The 12% convertible promissory note and all accrued interest are due on September 15, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

Issuance of Shares

On January 14, 2020, the Company issued 29,556,346 shares of common stock to GS Capital Partners, LLC upon the conversion of $2,800 in principal and $273.86 in accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On January 15, 2020, the Company issued 29,166,667 shares of common stock to Power UP Lending Group, Ltd. upon the conversion of $3,500 in principal pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On January 21, 2020, the Company issued 33,837,692 shares of common stock to GS Capital Partners, LLC upon the conversion of $3,200 in principal and $319.12 in accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On January 21, 2020, the Company issued 35,026,000 shares of common stock to Auctus Fund, LLC upon the conversion of $2,302.08 in principal pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On January 21, 2020, the Company issued 34,395,058 shares of common stock to JSJ Investments Inc. upon the conversion of $3,783.46 in principal pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On January 27, 2020, the Company issued 40,179,250 shares of common stock to Auctus Fund, LLC upon the conversion of $1,107.17 in principal pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On January 31, 2020, the Company issued 42,184,250 shares of common stock to Auctus Fund, LLC upon the conversion of $1,187.37 in principal pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On January 29, 2020, the Company issued 42,063,653 shares of common stock to GS Capital Partners, LLC upon the conversion of $1,985 in principal and $202.31 in accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On February 3, 2020, the Company issued 45,982,307 shares of common stock to GS Capital Partners, LLC upon the conversion of $2,167.23 in principal and $223.85 in accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

On February 6, 2020, the Company issued 48,630,384 shares of common stock to GS Capital Partners, LLC upon the conversion of $2,289.77 in principal and $239.01 in accrued interest pursuant to the conversion terms of the convertible notes. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The holders provided legal opinions pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default upon several convertible notes.

Auctus Fund, LLC

A convertible note to Auctus Fund, LLC entered into on July 18, 2017 and due on April 18, 2018 is now past maturity. The total amount in arrearage, including principal and accrued interest is $86,974. A convertible note to Auctus Fund, LLC entered into on September 25, 2017 and due on June 25, 2018 is now past maturity. The total amount in arrearage, including principal and accrued interest is $160,495. A convertible note to Auctus Fund, LLC entered into on November 27, 2018 and due on May 27, 2019 is now past maturity. The total amount in arrearage, including principal and accrued interest is $281,054. These notes are past maturity, but it is not in default as no notice of default was received by the Company. However, default interest of 24% is being accrued from the default date.

Coolidge Capital, LLC

A convertible note to Coolidge Capital, LLC entered into on November 20, 2018 and due on August 20, 2019 is now in default. The total amount in arrearage, including accrued interest is $6,082.

GS Capital Partners, LLC

A convertible note to GS Capital Partners, LLC entered into on October 31, 2018 and due on October 31, 2019 is now in default. The total amount in arrearage, including principal and accrued interest is $285,096. A convertible note to GS Capital Partners, LLC entered into on November 6, 2018 and due on November 6, 2019 is now in default. The total amount in arrearage, including principal and accrued interest is $136,373. A convertible note to GS Capital Partners, LLC entered into on November 23, 2018 and due on November 23, 2019 is now in default. The total amount in arrearage, including principal and accrued interest is $155,496. A convertible note to GS Capital Partners, LLC entered into on December 13, 2018 and due on December 13, 2019 is now in default. The total amount in arrearage, including principal and accrued interest is $167,967. A convertible note to GS Capital Partners, LLC entered into on December 28, 2018 and due on December 28, 2019 is now in default. The total amount in arrearage, including principal and accrued interest is $264,539. These notes that became due during the three months ended December 31, 2019 incurred default penalties of $90,000 in total.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Between January 14, 2020 and February 11, 2020, the Company issued an aggregate of 381,021,607 common stock to various note holders upon the conversion of $24,322 total principal amount, $1,258 total accrued interest and $1,500 conversion fees pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4). The Company valued these common shares at the fair value ranging from $0.001 per common share or $76,267 based on the quoted trading price on the date of grant resulting in a loss on debt extinguishment of $49,186. Upon these conversions, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $44,347 relating to the portion of debt converted was reclassified to other income or expense as part of gain or loss on debt extinguishment. The net result was a loss on debt extinguishment of $4,839.

On January 17, 2020, our parent entity entered into a Stock Purchase and Sale Agreement with our subsidiary, Carmel Valley Productions Inc. (see Note 8) whereby the Company sold 90% of its 100% interest in CVPI and any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the Co-Production and Finance Agreement dated on July 24, 2019 for a total purchase price of $50,000.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017 (3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 (8)

10.41	Promissory Note with Power Up Lending Group Ltd. dated July 26, 2018 (9)

10.42	Promissory Note with One44 Capital LLC dated September 14, 2018 (9)

10.43	Promissory Note with Power Up Lending Group Ltd. dated September 21, 2018 (9)

10.44	Promissory Note with GS Capital Partners, LLC dated October 24, 2018 (9)

10.45	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (9)

10.46	Promissory Note with GS Capital Partners, LLC dated November 6, 2018 (9)

10.47	Promissory Note with UP Lending Group Ltd. dated November 13, 2018 (9)

10.48	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (9)

10.49	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (9)

10.50	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (9)

10.51	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (9)

10.52	Promissory Note with Power Up Lending Group Ltd. dated December 17, 2018 (9)

10.53	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (9)

10.54	Settlement Agreement with Apollo Capital Corp. dated October 30, 2018 (9)

10.55	Promissory Note with GS Capital Partners, LLC dated January 9, 2018 (9)

10.56	Promissory Note with GS Capital Partners, LLC dated January 22, 2019 (10)

10.57	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (10)

10.58	Promissory Note with Power Up Lending Group Ltd. dated February 25, 2019 (10)

10.60	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (10)

10.62	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (10)

10.63	Promissory Note with Power Up Lending Group Ltd. dated April 11, 2019 (10)

10.64	Promissory Note with Odyssey Capital Funding LLC dated April 22, 2019 (10)

10.65	Promissory Note with Auctus Fund, LLC dated May 14, 2019 (11)

10.66	Promissory Note with Power Up Lending Group Ltd. dated May 20, 2019 (11)

10.67	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (11)

10.68	Promissory Note with Coolidgee Capital LLC dated May 24, 2019 (11)

10.69	Promissory Note with Odyssey Capital Funding, LLC dated June 11, 2019 (11)

10.70	Promissory Note with Power UP Lending Group Ltd. dated June 17, 2019 (11)

10.71	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (11)

10.72	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (11)

10.77	Promissory Note with Adar Alef LLC dated August 9, 2019 (12)

10.78	Promissory Note with Crown Bridge Partners, LLC dated August 27, 2019 (12)

10.79	Promissory Note with GS Capital Partner, LLC dated September 4, 2019 (12)

10.80	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019 (12)

10.81	Promissory Note with Power Up Lending Group Ltd. dated September 5, 2019 (12)

10.82	Promissory Note with LG Capital Funding LLC dated September 23, 2019 (12)

10.83	Promissory Note with Auctus Fund, LLC dated October 9, 2019 (12)

10.84	Promissory Note with JSJ Investments Inc. dated October 8, 2019 (12)

10.85	Promissory Note with Power Up Lending Group Ltd. dated November 29, 2019 *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T
________________________
(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018.
(8)	As filed with our Form 10-Q filed on August 14, 2018.
(9)	As filed with our Form 10-K filed on January 15, 2019.
(10)	As filed with our Form 10-Q filed on May 17, 2019.
(11)	As filed with our Form 10-Q filed on August 14, 2019.
(12)	As filed with our Form 10-K filed on January 14, 2020.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: February 19, 2020	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

