Form 10-Q
period 2020-03-31
ALL FOR ONE MEDIA CORP.
filed 2021-06-08
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.000-55717

ALL FOR ONE MEDIA CORP.
(Exact Name of Registrant as Specified in Its Charter)

Utah	81-5006786
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

236 Sarles Street Mt. Kisco, New York	10549
(Address of Principal Executive Offices)	(Zip Code)

914-574-6174

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

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

Securities registered to Section 12(b) of the Act: None.

As of June 7, 2021, there were 4,085,763,516 of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

MARCH 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$103,036
Prepaid expenses and other current assets	8,000	52,550
Total current assets	8,000	155,586
Other assets:
Deposit	-	25,000
Advances on film rights - related party	-	100,000

TOTAL ASSETS	$8,000	$280,586

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$66,766	$45,663
Accounts payable and accrued liabilities - related party	150,836	128,036
Accrued interest	573,011	282,323
Convertible notes payable, net of debt discounts	3,654,630	2,075,780
Note payable	430,000	530,000
Note payable - related party	200,000	200,000
Loans payable	475,000	475,000
Due to related parties	3,201	2,701
Derivative liabilities	10,223,732	6,166,273
Total current liabilities	15,777,176	9,905,776

Commitments and Contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Preferred stock ($0.001 Par Value; 51 shares designated; 51 and 51 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively)	-	-
Common stock, $0.001, 4,200,000,000 shares authorized: 1,236,922,854 shares and 77,114,395 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	1,236,924	77,114
Additional paid-in capital	5,829,146	6,382,859
Accumulated deficit	(22,467,771)	(15,724,493)
Total All For One Media Corp. Stockholders' deficit	(15,401,701)	(9,264,520)

Non-controlling interest in subsidiaries	(367,475)	(360,670)

Total Stockholders' deficit	(15,769,176)	(9,625,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,000	$280,586

See accompanying notes to condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$1,140	$1,053	$3,323	$3,263

Operating expenses:
Compensation expense	24,008	79,380	48,168	106,648
Professional and consulting expense	18,986	214,659	101,262	591,503
Impairment expense	15,216	2,284,062	15,216	2,284,062
General and administrative expense	15,854	94,696	120,774	103,085
Total operating expense	74,064	2,672,797	285,420	3,085,298
Loss from operations	(72,924)	(2,671,744)	(282,097)	(3,082,035)

Other income (expense):
Initial derivative expense	(22,655)	(1,011,120)	(120,078)	(3,488,527)
Change in fair value of derivative liabilities	(3,478,055)	789,135	(4,185,127)	2,024,712
Gain (loss) from extinguishment of debt, net	(4,187)	1,903,974	(23,734)	1,902,938
Loss from sale of subsidiary	(45,840)	-	(45,840)	-
Offering cost	-	(40,000)	-	(40,000)
Profit interest recovery	-	1,224,773	-	1,224,773
Interest expense	(1,134,918)	(778,880)	(2,093,207)	(1,943,057)
Total other income (expense), net	(4,685,655)	2,087,882	(6,467,986)	(319,161)

Loss before provision for income taxes	(4,758,579)	(583,862)	(6,750,083)	(3,401,196)

Provision for income taxes	-	-	-	-

Net loss	(4,758,579)	(583,862)	(6,750,083)	(3,401,196)

Losses attributable to non-controlling interest	5,673	246,151	6,805	361,121

Net loss attributable to All For One Media Corp.	$(4,752,906)	$(337,711)	$(6,743,278)	$(3,040,075)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	1,035,837,630	71,602,717	351,763,176	67,361,194

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2019	51	$-	77,114,395	$77,114	$6,382,859	$(15,724,493)	$(360,670)	$(9,625,190)

Sale of common stock	-	-	3,969,000	3,969	(635)	-	-	3,334

Issuance of common stock for services	-	-	70,000	70	86	-	-	156

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	569,061,893	569,062	(68,848)	-	-	500,214

Net loss for the period	-	-	-	-	-	(1,990,372)	(1,132)	(1,991,504)

Balance, December 31, 2019	51	-	650,215,288	650,215	6,313,462	(17,714,865)	(361,802)	(11,112,990)

Issuance of common stock for services	-	-	72,000	72	(64)	-	-	8

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	586,635,566	586,637	(484,252)	-	-	102,385

Net loss for the period	-	-	-	-	-	(4,752,906)	(5,673)	(4,758,579)

Balance, March 31, 2020	51	$-	1,236,922,854	$1,236,924	$5,829,146	$(22,467,771)	$(367,475)	$(15,769,176)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2018	51	$-	55,638,122	$55,638	$5,352,315	$(8,611,139)	$(36,869)	$(3,240,055)

Issuance of common stock for services	-	-	7,653,000	7,653	297,632	-	-	305,285

Sale of membership interest in subsidiary	-	-	-	-	96,805	-	28,195	125,000

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	6,389,087	6,389	84,790	-	-	91,179

Issuance of common stock in connection with exercise of warrants	-	-	2,927,619	2,928	(2,928)	-	-	-

Reclassification of derivative liabilities relating to convertible notes	-	-	-	-	158,026	-	-	158,026

Reclassification of derivative liabilities relating to exercised warrants	-	-	-	-	3,448	-	-	3,448

Cancellations of common stock	-	-	(3,080,000)	(3,080)	3,080	-	-	-

Net loss for the period	-	-	-	-	-	(2,702,364)	(114,970)	(2,817,334)

Balance, December 31, 2018	51	-	69,527,828	69,528	5,993,168	(11,313,503)	(123,644)	(5,374,451)

Issuance of common stock for services	-	-	2,278,000	2,278	200,052	-	-	202,330

Issuance of common stock for prepaid services	-	-	1,000,000	1,000	49,000	-	-	50,000

Adjustment on non-controlling interest in subsidiary	-	-	-	-	(33,157)	-	33,157	-

Reversal of APIC reclass of derivative relating to convertible notes and to record fair value of shares in first quarter 2019 for conversion of notes	-	-	-	-	44,730	-	-	44,730

Net loss for the period	-	-	-	-		(337,711)	(246,151)	(583,862)

Balance, March 31, 2019	51	$-	72,805,828	$72,806	$6,253,793	$(11,651,214)	$(336,638)	$(5,661,253)

See accompanying notes to condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,750,083)	$(3,401,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,327,894	1,421,466
Stock-based compensation	164	524,282
(Gain) loss from extinguishment of debt	23,734	(1,902,938)
Impairment of deposits	15,216	-
Loss from sale of subsidiary, CVPI	45,840	-
Impairment of offering cost	-	40,000
Impairment of film cost	-	2,284,062
Profit interest recovery	-	(1,224,773)
Initial derivative expense	120,078	3,488,527
Change in fair value of derivative liabilities	4,185,127	(2,024,712)
Non-cash interest expense	9,000	1,000
Non-cash default penalty interest	450,805	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	29,334	(3,961)
Deposit	25,000	-
Film production costs	-	(67,995)
Accounts payable and accrued liabilities	21,103	(67,874)
Accounts payable and accrued liabilities - related party	22,800	6,000
Accrued interest	308,768	100,697
NET CASH USED IN OPERATING ACTIVITIES	(165,220)	(827,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on film rights	(99,000)	-
Proceeds from sale of subsidiary, CVPI	50,000	-
Cash disposed from sale of subsidiary	(150,100)	-
NET CASH USED IN INVESTING ACTIVITIES	(199,100)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a related party	500	-
Proceeds from sale of common stock	3,334	-
Proceeds from note payable	150,000	-
Proceeds from Convertible notes payable, net of debt discounts	107,450	2,182,250
Payments on convertible notes payable	-	(1,321,000)
Payments on note payable	-	(40,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	261,284	821,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	(103,036)	(6,165)

CASH AND CASH EQUIVALENTS - beginning of year	103,036	58,344

CASH AND CASH EQUIVALENTS - end of period	$-	$52,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$392,378
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on derivative liabilities	$107,450	$2,182,250
Issuance of common stock in connection with conversion of note payable and accrued interest	$214,669	$91,179
Proceeds from sale of membership interest paid directly to vendor	$-	$125,000
Issuance of common stock in connection with exercise of warrants	$-	$2,928
Cancellation of common stock	$-	$(3,080)

See accompanying notes to condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of March 31, 2020 and September 30, 2019, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of March 31, 2020 and September 30, 2019, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company has been receiving several offers for the distribution of the film and the Company continues to review those offers.

On June 21, 2019, Carmel Valley Productions, Inc. (“CVPI”), a newly formed wholly owned subsidiary, a Florida corporation, was formed for purpose of owning and producing family friendly films (see Note 9). In January 2020, the Company sold 90% of its 100% interest in CVPI for $50,000 (see Note 4).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly- owned subsidiaries as of March 31, 2020. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2019 and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on January 14, 2020. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of March 31, 2020 and September 30, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2020 and September 30, 2019, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $8,000 and $52,550 as of March 31, 2020 and September 30, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash and common stock for consulting which are being amortized over the terms of their respective agreements. Included in other current assets at September 30, 2019 was a deposit of $15,216. The deposit was related to deposit payments with various unions as security for the payments of all performers, background actors and production staff and any unused excess deposits shall be returned once the union has verified that all obligations have been fully satisfied.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

As of March 31, 2020 and September 30, 2019, the carrying value of the film costs for both periods was $0. During the fiscal year ended September 30, 2019, the Company determined that the film cost was impaired. During the three months ended March 31, 2020, the Company determined a deposit in the amount of $15,216 was impaired. During the three months ended March 31, 2020 and 2019, the Company recorded impairment expense related to the film production cost of $0 and $2,284,062, respectively. During the six months ended March 31, 2020 and 2019, the Company recorded impairment expense related to the film production cost of $0 and $2,284,062, respectively.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

In August 2018, the FASB issued ASU 2018-13,” Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. During the period ended March 31, 2020, the Company adopted ASU 2018-13. This guidance did not have a material impact on its consolidated financial statements.

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at March 31, 2020:

	March 31, 2020			September 30, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$10,223,732	$-	$-	$6,166,273

A roll forward of the level 3 valuation financial instruments is as follows:

For the Six Months Ended March 31, 2020
(Unaudited)
Balance at September 30, 2019	$6,166,273
Initial valuation of derivative liabilities included in debt discount	107,450
Initial valuation of derivative liabilities included in derivative expense	120,078
Reclassification of derivative liabilities to gain on debt extinguishment	(355,196)
Change in fair value included in derivative expense	4,185,127
Balance at March 31, 2020	$10,223,732

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding equity instruments.

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. For public business entities, the amendments in Part I of the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Basic and Diluted Net Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and stock warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

The potentially dilutive common stock equivalents as of March 31, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	March 31,
	2020	2019
Common Stock Equivalents:
Stock Warrants	1,600,000	400,000
Convertible Notes	138,663,525,861	130,741,078
Total	138,665,125,861	131,141,078

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2019, 2018 and 2017 tax years may still be subject to federal and state tax examination.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of: a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or; b) the date at which the counterparty's performance is complete.

The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of March 31, 2020 and September 30, 2019, the Company recorded a non-controlling interest balance of $(367,475) and $(360,670), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying condensed consolidated balance sheet and losses attributable to non-controlling interest of $5,673 and $246,151 during the three months ended March 31, 2020 and 2019, respectively and losses attributable to non-controlling interest of $6,805 and $361,121 during the six months ended March 31, 2020 and 2019, respectively. as reflected in the accompanying condensed consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

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

During the three months ended March 31, 2020, and 2019, the Company recognize revenue of $1,140 and $1,053, respectively, from streaming music sales. During the six months ended March 31, 2020, and 2019, the Company recognize revenue of $3,323 and $3,263, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations of $6,750,083 and $165,220, respectively, for the six months ended March 31, 2020. Additionally, the Company had an accumulated deficit of $22,467,771, working capital deficit of $15,769,176 and a stockholders’ deficit of $15,769,176 as of March 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 – DISPOSAL OF A SUBSIDIARY

On January 17, 2020, our parent entity entered into a Stock Purchase and Sale Agreement with our subsidiary, Carmel Valley Productions Inc. (“CVPI”) whereby the Company sold 90% of its 100% interest in CVPI and any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the Co-Production and Finance Agreement dated on July 24, 2019 (see Note 9) for a total purchase price of $50,000.

The following assets and liabilities were disposed in the Sale:

January 17, 2020
Assets:
Cash	$150,100
Advances on film rights - related party (see Note 9)	199,000
Total assets	$349,100

Liabilities:
Accrued expenses	$3,260
Note payable	250,000
Total liabilities	$253,260

Net assets disposed	$95,840
Cash transferred to parent in exchange for 90% CVPI interest	(50,000)
Loss from sale of subsidiary, CVPI	$45,840

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of March 31, 2020, and September 30, 2019, convertible notes payable - unrelated party consisted of the following:

	March 31, 2020	September 30, 2019
	(Unaudited)
Principal amount	$4,061,987	$3,690,030
Less: unamortized debt discount	(407,357)	(1,614,250)
Convertible notes payable, net - current	$3,654,630	$2,075,780

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. Between October 2019 and November 2019, the Company issued an aggregate of 5,665,900 common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $121,518 and $78,031, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in June 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. Between October 2019 and November 2019, the Company issued an aggregate of 5,665,900 common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $80,248 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $190,248 and $110,000, respectively.

On March 26, 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000. Additionally, on January 22, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $80,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note is secured and bear interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these notes payable which are being amortized over the term of the notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. Between November 2019 and March 2020, the Company issued an aggregate of 339,618,431 common stock to the note holder upon the conversion of $36,300 of principal amount, and accrued interest of $3,357. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $49,575 and $80,000, respectively.

On June 1, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. On April 30, 2019, and May 31, 2019, the Company paid off a total principal amount of $62,702 including accrued interest of $6,075 and prepayment penalty of $6,223. On July 25, 2019, the Company paid off a total principal amount of $27,298 including accrued interest of $3,134 and prepayment penalty of $2,457. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $99,000 and $90,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest were due on October 31, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $275,000 and $250,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The 10% convertible promissory note and all accrued interest were due on November 6, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $132,000 and $120,000, respectively.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The 10% convertible promissory note and all accrued interest were due on November 23, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $154,000 and $150,000, respectively.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 12% convertible promissory note and all accrued interest were due on May 27, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. Between November 2019 and March 2020, the Company issued an aggregate of 409,247,455 common stock to the note holder upon the conversion of $27,189 of principal amount, accrued interest of $1,511 and fees of $8,000. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $338,105 and $250,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The 10% convertible promissory note and all accrued interest were due on December 13, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $165,000 and $150,000, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The 10% convertible promissory note and all accrued interest were due on December 28, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $264,000 and $240,000, respectively.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $179,300 and $163,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $121,000 and $110,000, respectively.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The 10% convertible promissory note and all accrued interest are due on March 15, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $385,000 and $350,000, respectively.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The 10% convertible promissory note and all accrued interest are due on April 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $54,000.

On April 11, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on February 28, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. Between October 2019 and December 2019, the Company issued an aggregate of 107,599,614 common stock to the note holder upon the conversion of $78,000 of principal amount and accrued interest of $4,680. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $0 and $78,000, respectively, after the conversions.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The 12% convertible promissory note and all accrued interest is due on May 9, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 120-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $7,000 in connection with this note payable which is being amortized over the term of the note. Between November 2019 and March 2020, the Company issued an aggregate of 166,415,235 common stock to the note holder upon the conversion of $31,659 of principal amount. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $68,341 and $100,000, respectively, after the conversions.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The 12% convertible promissory note and all accrued interest is due on March 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. In December 2019, the Company issued an aggregate of 108,689,066 common stock to the note holder upon the conversion of $23,800 of principal amount. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $73,800 and $52,700, respectively.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The 10% convertible promissory note and all accrued interest are due on May 22, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $108,000.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The 12% convertible promissory note and all accrued interest are due on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $100,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The 10% convertible promissory note and all accrued interest are due on June 11, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. In December 2019, the Company issued an aggregate of 18,461,758 common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $146. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $122,100 and $125,000, respectively, after the conversions.

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on April 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $78,000.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The 10% convertible promissory note and all accrued interest are due on July 24, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $145,000.

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The 10% convertible promissory note and all accrued interest are due on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $50,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $60,000 and $40,000, respectively.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 4, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $165,000.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The 12% convertible promissory note and all accrued interest is due on June 30, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $63,000.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 5, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $220,000.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 23, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $35,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The 12% convertible promissory note and all accrued interest are due in July 9, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. As of March 31, 2020, the principal balance of this note was $36,000.

Additionally, on October 9, 2019, the Company granted a five-years 1,200,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of a convertible note (see above). The warrant expire five-years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing (see Note 8) and is being amortized over the term of the note.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The 12% convertible promissory note and all accrued interest is due on October 8, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2020, the principal balance of this note was $39,000.

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $38,000 and received proceeds of $35,000, net of discount. The 12% convertible promissory note and all accrued interest is due on September 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2020, the principal balance of this note was $38,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The 10% convertible promissory note and all accrued interest are due on January 14, 2021. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, the principal balance of this note was $8,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

Accrued interest related to the convertible notes payable amounted to $545,668 and $267,516 as of March 31, 2020, and September 30, 2019, respectively, which was included in accrued interest on the accompanying condensed consolidated balance sheets. During the three and six months ended March 31, 2020, the Company recorded interest expense of $162,512 and $292,974, respectively, in connection with these convertible notes payable.

During the six months ended March 31, 2020, the Company recorded an aggregate default penalty of $450,803 charged to interest expense, in connection with the unrelated party convertible notes.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additional, as of March 31, 2020 the Notes and Warrants outstanding were accounted for a derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the fiscal year ended September 30, 2019, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $8,432,532 was recorded as derivative liabilities of which $3,740,750 was allocated as a debt discount and $4,691,782 as derivative expense.

During the six months ended March 31, 2020, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $227,528 was recorded as derivative liabilities of which $107,450 was allocated as a debt discount and $120,078 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $3,478 055 and $4,185,127 for the three and six months ended March 31, 2020, respectively.

During the six months ended March 31, 2020, the fair value of the derivative liabilities was estimated at issuance and at the March 31, 2021, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 1 year
Volatility	242% to 297%
Risk-free interest rate	0.05% to 1.61%

For the six months ended March 31, 2020, amortization of debt discounts related to the convertible notes amounted to $1,327,894, included as interest expense on the accompanying condensed consolidated statements of operations. As of March 31, 2020, and September 30, 2019 the unamortized debt discount was $407,357 and $1,614,250 respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	March 31, 2020	September 30, 2019
	(Unaudited)
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	430,000	530,000
Notes payable, net	$630,000	$730,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying condensed consolidated balance sheet. As of March 31, 2020, and September 30, 2019, the accrued interest of this note was $21,726 and $14,192, respectively.

On September 27, 2019, the Company, through its then wholly owned subsidiary, CVPI, issued a 10% promissory note for $100,000. The 10% promissory note and all accrued interest are due on June 27, 2020. This note may be prepaid without penalty. On January 17, 2021, the Company sold its interest in the CVPI and the outstanding principal of $100,000 and related accrued interest of the note payable was assumed by CVPI (see Note 4). As of March 31, 2020, and September 30, 2019, the principal balance of this note was $0 and $100,000.

Notes Payable - Unrelated Party

On September 16, 2019, the Company entered into a Settlement Agreement and Release with a certain lender of 12% loans payable (see below), whereby the Company agreed to settle the outstanding debt due to lender by issuing a 24-month interest free promissory note with principal balance of $180,000 to the lender and such note is due on September 16, 2021. The note shall incur a default interest rate of 16%. Additionally, the Company paid $250,000 to the lender which was funded by a former director of the Company for $125,000 and a certain note holder for $125,000 (the “Funding”) in exchange for the release of the total principal amount of $509,715 (see Loans payable below) plus the related accrued interest of $258,250 which resulted in a gain from extinguishment of debt of $337,965. In connection with the Funding, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes for a total principal amount of $250,000 which are both due on July 16, 2021. The 6% notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes are guaranteed by the Company. In the event, the Company sells the Movie (see Note 1), the 6% notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. If the 6% promissory notes including unpaid interest are not paid in full on maturity date, the Company and Brian Lukow, CEO of the Company, shall transfer and assign any of its rights, title and interest in the Movie equally to each note holder of the 6% promissory notes related to the Funding. As of September 30, 2019, theses notes had an aggregate principal $430,000 and aggregate accrued interest of $616. As of March 31, 2020, theses notes had an aggregate principal $430,000 and aggregate accrued interest of $8,137. Currently, the Company has not paid the first, second and third installment payments.

During the three and six months ended March 31, 2020, the Company recorded interest expense of $6,233 and $12,535, respectively, in connection with the notes payable.

Loans Payable

Loans payable consisted of the following:

	March 31, 2020	September 30, 2019
	(Unaudited)
Loans principal amount	$475,000	$475,000

Loans payable	$475,000	$475,000

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of March 31, 2020, and September 30, 2019, loan payable net of unamortized debt discount amounted $475,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one-party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $6,000 for both periods for the six months ended March 31, 2020.

During April 2016, the CEO and a former director of the Company loaned $201 and $2,500, respectively, to the Company for working capital purposes which is reflected as due to related parties. In October 2019, the CEO loaned an additional $500 for working capital purposes. These loans are non-interest bearing and are due on demand.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Movie or the sale of ancillary products. As of March 31, 2020, and September 30, 2019, the Company has an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company and a corresponding increase in film cost.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 9).

In September 2019, pursuant to the Co-Production and Finance Agreement dated on July 24, 2019, the parent entity advanced $100,000 to a related party vendor and in October 2019, another $99,000 was advanced by our subsidiary, Carmel Valley Productions Inc. (“CVPI”) (see Note 9) for a total advance of $199,000 and was reflected as advances on film rights - related party on the condensed consolidated balance sheets. On January 17, 2020, our parent entity entered into a Stock Purchase and Sale Agreement with our subsidiary, Carmel Valley Productions Inc. (CVPI”) (see Note 4) whereby the Company sold any and all of its right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the Co-Production and Finance Agreement.

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

Common Stock

Between October 2019 and March 2020, the Company issued an aggregate of 24,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.001 to $0.007 per common share or $32 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $32 during the six months ended March 31, 2020. In October 2019, the Company reversed a prior grant from September 2019 to a director who resigned. The reversal was for 2,000 shares of common stock and $36 was credited to compensation expense.

Between October 2019 and December 2019, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.007 per common share or $168 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $168 during the six months ended March 31, 2020.

Between October 2019 and March 2020, the Company issued an aggregate of 1,155,697,459 shares of the Company’s common stock to various note holders upon the conversion of $199,848 of principal amount, $14,819 of accrued interest and $9,000 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.001 to $0.0009 per share or $602,599 based on the quoted trading price on the dates of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as loss from extinguishment of debt which amounted to $378,930 and $355,196 of derivative fair value was recorded as a gain from extinguishment at the time of conversion during the six months ended March 31, 2020.

On November 14, 2019, the Company sold 3,969,000 shares of the Company’s common stock for cash proceeds of $3,334 under the Equity Financing Agreement with GHS.

Stock Warrants

A summary of outstanding stock warrants as of March 31, 2020, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2019	400,000	$0.20	3.52
Granted	1,200,000	0.015	4.53
Cancelled	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance as of March 31, 2020	1,600,000	$0.061	4.15

Warrants exercisable as of March 31, 2020	1,600,000	$0.061	4.15

Weighted average fair value of warrants granted during the period		$0.01

In October 2019, the Company granted warrant to purchase 1,200,000 of the Company’s common stock in connection with the issuance of a convertible note (see Note 5). The warrant expire five years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants are subject to adjustment pursuant to anti-dilution protection provision and other provisions as defined in the stock warrant agreement. The Company accounted for the warrant as a derivative liability since there were not enough authorized shares to cover all common stock equivalents and recorded a debt discount at fair value of $10,616 using a Black-Scholes option pricing model. with the following assumptions: stock price of $0.013 per share (based on the quoted trading price on the dates of grants), volatility of 190%, expected term of five years, and a risk-free interest rate of 1.40%. During the six months ended March 31, 2020, the Company recorded a debt discount of $10,616 and a corresponding increase in derivative liabilities. The 400,000 warrants are also accounted for as derivative liabilities.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of March 31, 2020, and September 30, 2019, accrued salaries to Mr. Lukow amounted to $13,336 and $3,036, respectively, and was included in accounts payable and accrued liabilities as reflected in the accompanying unaudited consolidated balance sheets.

Corporate Director Agreements

In October 2015, the Company entered into three corporate director agreements with Mr. Brian Lukow, Mr. Brian Gold and Ms. Aimee O’Brien to serve as members of the Company’s board of directors. The term of the agreements shall continue until September 30, 2016, unless earlier terminated by the Company. The term shall be automatically renewed for as long as the board of directors are re-elected or otherwise serve as members of the board of directors of the Company. As compensation for their services per the terms of their respective corporate director agreements, the Company pays fees to i) Mr. Lukow of 2,000 shares of the Company’s common stock per month ii) Ms. O’Brien of 2,000 shares of the Company’s common stock per month and iii) Mr. Gold of 2,000 shares of the Company’s common stock per month during the month of service. Pursuant to the agreement, the director who will introduce and arrange for equity funding and acquisitions shall be entitled with a 10% commission fee as defined in the agreement.

On August 29, 2019, the Company accepted the resignation of Brian Gold as a director of the Company.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of March 31, 2020, and September 30, 2019, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying condensed consolidated balance sheets.

On October 25, 2019, the Company entered into a sales agency agreement with a third party who will act as a sales agent for the purpose of seeking distribution for the motion picture project, Crazy for the Boys. The initial term of this agreement commences from November 1, 2019, to June 30, 2020, subject to automatic renewals upon achievement of certain sales goal as defined in the agreement. Both parties agree that if sales agent does not deliver during the initial term period, both parties will reassess the terms and the Company will have the sole option to terminate the agreement. In consideration for the services rendered hereunder, the Sales Agent shall receive 20% on international sales, 15% on domestic sales, and for Netflix sale commission will be 10% for worldwide deal and 7.5% for domestic deal.

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $6,000 for both periods for the six months ended March 31, 2020, and 2019.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective in August 2018. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company issued to GHS a $40,000 promissory note dated July 2018 as a commitment fee which shall mature 6 months from execution (see Note 6). The Company recorded the commitment fee initially as deferred offering cost which was expensed during the fiscal year 2019 due to indefinite delay in the equity offering.

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

On July 24, 2019, CVPI entered into a Co-Production and Finance Agreement to produce and own Full Out 2 (“FO2”), a full-length motion picture that has been licensed by NetFlix Global LLC. Under the terms of the Agreement, the Company’s parent entity will provide its subsidiary, CVPI, a total of $650,000 over the course of period from July 24, 2019, to December 24, 2019 (the “Funding”) for the production of FO2. The film will be distributed by Gravitas Ventures, LLC. In July 2019, the parent entity disbursed $100,000 to CVPI under the funding schedule which was then advanced to a related party production company controlled by Jeff Deverett to be used in the production of the film. In October 2019, another $99,000 was advanced by CVPI (see Note 7) for a total advance of $199,000. On January 17, 2020, the Company sold CVPI (see Note 4) which included any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the FO2. As of March 31, 2020, the advance of $100,000 was included in the loss on sale of subsidiary as reflected in the accompanying condensed consolidated statement of operations.

NOTE 10 - SUBSEQUENT EVENTS

Sale of Investment

On June 22, 2020, the Company sold the remaining 1,000,000 shares of common stock or 10% equity ownership of CVPI, to a third-party for cash proceeds of $20,000, recorded as gain on sale of investment.

Issuance of Common Stock

Subsequent to March 31, 2020, the Company issued 144,000 shares of common stock with grant date fair value of $12 or $0.0001 per share.

Subsequent to March 31, 2020, the Company issued to various lenders, an aggregate of 2,848,696,662 shares of common stock upon conversion of debt of $416,402, including both outstanding principal and accrued interest. This common stock had an aggregate grant date fair value of $2,282,966.

Financing

In June 2020, the Company issued a Promissory Note to Brian Gold, a member of the Board of Directors who is considered a related party, with a principal amount $11,000. The note has a maturity date of August 13, 2033 which shall be paid in eleven annual installments of $1,000 commencing August 2022.

Between September to December 2020, the Company received an advance from the Company’s President, Brian Lukow totaling $5,816, to fund the Company working capital.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On January 7, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of up to $328,200 and received proceeds of $315,000, net of discount. The 10% convertible promissory note and all accrued interest is due on January 7, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which will be amortized over the term of the note.

On February 3, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of up to $248,000 and received proceeds of $238,000, net of discount. The 10% convertible promissory note and all accrued interest is due on February 3, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of up to $218,800 and received proceeds of $210,000, net of discount. The 10% convertible promissory note and all accrued interest is due on February 24, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which will be amortized over the term of the note.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of up to $75,000 and received proceeds of $72,000, net of discount. The 10% convertible promissory note and all accrued interest is due on April 1, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which will be amortized over the term of the note.

Settlement of Convertible Notes Payable

On January 7, 2021, the Company and Crown Bridge Partners, LLC (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) to settle a promissory note dated August 27, 2019 with principal amount of $80,000. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal and accrued interest for $82,500 to be paid on or before January 8, 2021 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(UNAUDITED)

On January 8, 2021, the Company and JSJ Investments Inc. (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle two promissory notes dated; (i) May 6, 2019 with principal amount of $100,000 and; (ii) October 8, 2019 with principal amount of $39,000 (collectively as “Notes”). Pursuant to the Settlement Agreement, the Parties settled an aggregate principal amount of $139,000 and all related accrued interest payable for $107,341 and released the Company from and against any and all claims associated with the Notes.

On January 8, 2021, the Company and Adars Bay, LLC (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle a promissory note dated August 12, 2019 with principal amount of $50,000. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal $47,727 and accrued interest and penalties of $30,628 for an aggregate settlement payment of $78,355 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

On January 13, 2021, the Company and LG Capital Funding, LLC, (collectively as “Parties”) entered into a Note Repayment Agreement (“Repayment Agreement”) to settle a promissory note dated September 23, 2019 with principal amount of $35,000. As January 13, 2021, the note has a principal amount of $31,175, accrued interest payable of $3,997 and penalties and default interest of $4,836 for a total outstanding balance of $40,008. Pursuant to the Repayment Agreement, the Parties agreed to a single payment of $35,000 to settle the outstanding balance of $40,008 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

On February 2, 2021, the Company and Powerup Lending Group, LLC (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle four promissory notes dated; (i) May 20, 2019 with principal amount of $73,000; (ii) June 17, 2019 with principal amount of $78,000; (iii) September 4, 2019 with principal amount of $63,000and; (iv) November 29, 2019 wit principal amount of $38,000 (collectively as “Notes”). Pursuant to the Settlement Agreement, the Parties settled the aggregate outstanding principal of $208,300 and accrued interest and penalties of $16,700 for an aggregate settlement payment of $225,000 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

On April 4, 2021, the Company and Odyssey Capital Partners, LLC (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle a promissory note dated June 11, 2019 with principal amount of $125,000. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal $122,100 and accrued interest and penalties of $22,346 for an aggregate settlement payment of $144,446 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about the entertainment industry and trends, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

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

On July 24, 2019, CVPI entered into a Co-Production and Finance Agreement to produce and own Full Out 2 (“FO2”), a full-length motion picture that has been licensed by NetFlix Global LLC. Under the terms of the Agreement, the Company’s parent entity will provide its subsidiary, CVPI, a total of $650,000 over the course of period from July 24, 2019, to December 24, 2019 (the “Funding”) for the production of FO2. The film will be distributed by Gravitas Ventures, LLC. In July 2019, the parent entity disbursed $100,000 to CVPI under the funding schedule which was then advanced to a related party production company controlled by Jeff Deverett to be used in the production of the film. In October 2019, another $99,000 was advanced by CVPI.

On January 17, 2020, our parent entity, entered into a Stock Purchase and Sale Agreement with, our subsidiary, Carmel Valley Productions Inc. whereby the Company sold 90% of its 100% interest in CVPI and any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the Co-Production and Finance Agreement dated on July 24, 2019, for a total purchase price of $50,000.

Our full-length PG13-rated feature film, Drama Drama, was released on June 1, 2021, available across all major platforms, including iTunes, Amazon, Google, Microsoft, Vudu, Fandango Now, Comcast, Cox, Spectrum, DirectTV, and Dish, among others.

This first window in the release process will be followed by SVOD (Streaming), International Sales, Cable and Broadcast TV. In addition, the Drama Drama Official Soundtrack has been released through all major music streaming platforms on May 18, 2021, including Spotify, Apple Music, and TikTok.

As previously discussed, Drama Drama, the motion picture, has tested well with our target tween and teen demographic in its own right, but has also been designed to serve as a 100-minute launch vehicle for Drama Drama, the girl group.

Our goal is to generate revenues related to the Drama Drama franchise from the movie, music, merchandising, live concert performances, and additional sources.

Results of Operations

Comparison for the Three and Six Months Ended March 31, 2020, and 2019

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended March 31, 2020, and 2019 we generated minimal revenues of $1,140 and $1,053, respectively, from streaming music sales.

•	During the six months ended March 31, 2020, and 2019 we generated minimal revenues of $3,323 and $3,263, respectively, from streaming music sales.

Operating Expenses

For the three and six months ended March 31, 2020, and 2019, operating expenses consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Compensation expense	$24,008	$79,380	$48,168	$106,648
Professional and consulting expense	18,986	214,659	101,262	591,503
Impairment expense	15,216	2,284,062	15,216	2,284,062
General and administrative expense	15,854	94,696	120,774	103,085
Total	$74,064	$2,672,797	$285,420	$3,085,298

Compensation expense:

•	For the three months ended March 31, 2020, compensation expense decreased by $55,372 or 70%, as compared to the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in stock-based compensation of $114,480 offset by a decrease in gain on forgiveness of salary of $56,000.

•	For the six months ended March 31, 2020, compensation expense decreased by $58,840 or 55%, as compared to the six months ended March 31, 2019. The decrease was primarily attributable to a decrease in stock-based compensation of $114,480 offset by a decrease in gain on forgiveness of salary of $56,000.

Professional and consulting expense:

•	For the three months ended March 31, 2020, professional and consulting expense decreased by $195,673 or 91%, as compared to the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in stock-based consulting fees of $106,567, decrease in consulting fees of $52,900, decrease in professional fees of $9,768, decrease in in legal fees of $3,152 and decrease in in accounting fee of $17,286.

•	For the six months ended March 31, 2020, professional and consulting expense decreased by $490,241 or 83%, as compared to the six months ended March 31, 2019. The decrease was primarily attributable to a decrease in stock-based consulting fees of $407,603, decrease in consulting fees of $72,074, decrease in professional fees of $12,931, decrease in in legal fees of $5,872 offset by increase in accounting fee of $8,239.

Impairment expense:

•

For the three and six months ended March 31, 2020, impairment expense decreased by $2,268,846 or 99%, as compared to the three and six months ended March 31, 2019. The decrease was primarily attributable to the impairment of film cost of $2,284,062 in 2019.

General and administrative expense:

•	For the three months ended March 31, 2020, general and administrative expense decreased by $78,842 or 83%, as compared to the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in production expense of $3,000, decrease in travel and entertainment expense of $12,808 and reclassification of gain on forgiveness of salary of $56,000 to compensation expense in 2019.

•	For the six months ended March 31, 2020, general and administrative expense increased by $17,689 or 17%, as compared to the six months ended March 31, 2019. The increase was primarily attributable to increase in marketing expense of $45,007 offset by a decrease in production expense of $3,000 and a decrease in travel and entertainment expense of $17,936.

Other Income (Expenses), net

•	For the three months ended March 31, 2020, we had total other (expense), net of $(4,685,655) as compared to other income, net $2,087,882 for the three months ended March 31, 2019, an increase of $6,773,537 or 324%. This change was primarily due to the decrease in initial derivative expense of $988,465, decrease in offering cost of $40,000 offset by an increase in interest expense of $356,038, increase in loss on change in fair value of derivative liabilities of $4,267,190, increase in loss on extinguishment of debt of $1,908,161, increase in loss from sale of a subsidiary of $45,840 and decrease in profit interest recovery of $1,224,773.

•	For the six months ended March 31, 2020, we had total other expense, net of $6,467,986 as compared to $319,161 for the six months ended March 31, 2019, an increase of $6,148,825 or 1,927%. This increase was primarily due to the decrease in initial derivative expense of $3,368,449, decrease in offering cost of $40,000 offset by an increase in interest expense of $150,150, increase in loss on change in fair value of derivative liabilities of $6,209,839, increase in loss on extinguishment of debt of $1,926,672, increase in loss from sale of a subsidiary of $45,840 and decrease in profit interest recovery of $1,224,773.

Net Loss

•	For the three months ended March 31, 2020, net loss amounted to $4,758,579, or $(0.00) per share (basic and diluted), compared to $583,862 or $(0.00) per share (basic and diluted) for the three months ended March 31, 2019, a change of $4,174,717 or 715%.

•	For the six months ended March 31, 2020, net loss amounted to $6,750,083, or $(0.02) per share (basic and diluted), compared to an income of $3,401,196, or $(0.05) per share (basic and diluted) for the six months ended March 31, 2019, a change of $3,348,887 or 98%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $15,769,176 and cash of $0 as of March 31, 2020, and a working capital deficit of $9,750,190 and $103,036 of cash as of September 30, 2019.

	March 31, 2020	September 30, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$8,000	$280,586	$(272,586)	97%
Total current liabilities	(15,777,176)	(9,905,776)	(5,871,400)	59%
Working capital deficit:	$(15,769,176)	$(9,625,190)	$(6,108,989)	62%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $272,586 and an increase in current liabilities of $5,871,400.

Cash Flows

Changes in our cash balance are summarized as follows:

	Six Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(165,220)	$(827,415)
Net cash used in investing activities	(199,100)	-
Net cash provided by financing activities	261,284	821,250
Net decrease in cash	$(103,036)	$(6,165)

Net Cash Used in Operating Activities

Net cash used in operating activities was $165,220 for the six months ended March 31, 2020, as compared to $827,415 for the six months ended March 31, 2019, a decrease of $662,195, 80%.

•

Net cash used in operating activities for the six months ended March 31, 2020 primarily reflected our net loss of $6,750,083 adjusted for the add-back on non-cash items such as amortization of debt discounts of $1,327,894, stock-based compensation expense of $164, loss from extinguishment of debt of $23,734, impairment loss of $15,216, loss from sale of subsidiary of $45,840, initial derivative expense of $120,078, change in fair value of derivative liabilities of $4,185,127, non-cash interest expense of $9,000, non-cash default penalty interest of $450,805 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $29,334, decrease in deposits of $25,000, increase in accounts payable and accrued liabilities of $21,103, increase in accounts payable and accrued liabilities – related party of $22,800 and an increase in accrued interest of $308,768.

34

•

Net cash used in operating activities for the six months ended March 31, 2019 primarily reflected our net loss of $3,401,196 adjusted for the add-back on non-cash items such as amortization of debt discounts of $1,421,466, stock-based compensation expense of $524,282, gain from extinguishment of debt of $(1,902,938), impairment loss of $2,324,062, profit interest recovery of $(1,224,773), initial derivative expense of $3,488,527, change in fair value of derivative liabilities of $(2,024,712), non-cash interest expense of $1,000 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $3,961, increase in film production cost of $67,995, decrease in accounts payable and accrued liabilities of $67,874 offset by increase in accounts payable and accrued liabilities – related party of $6,000, increase in accrued interest of $100,697.

Net Cash Used in Investing Activities

Net cash used in investing activities was $199,100 for the six months ended March 31, 2020, as compared to $0 for the six months ended March 31, 2019, an increase of $199,100 or 100%.

•

Net cash used in investing activities for the six months ended March 31, 2020, consisted of proceeds from sale of subsidiary of $50,000 offset by advance on film rights of $99,000 and cash disposed from sale of subsidiary of $150,100.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities was $261,284 for the six months ended March 31, 2020, as compared to $821,250 for the six months ended March 31, 2019, a decrease of $559,966, or 68%.

•	Net cash used in investing activities for the six months ended March 31, 2020, consisted of proceeds from advance from a related party of $500, proceeds from sale of common stock of $3,334, proceeds from note payable of $150,000 and proceeds from convertible notes payable, net of $107,450.

•	Net cash used in investing activities for the six months ended March 31, 2019 consisted of proceeds from convertible notes payable, net of $2,182,250 offset by payments on convertible notes payable of $1,321,000 and payments on note payable of $40,000.

Cash Requirements

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

Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations of $6,750,083 and $165,220, respectively, for the six months ended March 31, 2020. Additionally, the Company had an accumulated deficit of $22,467,771, a working capital deficit of $15,769,176 and a stockholders’ deficit of $15,769,176 as of March 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PARTII - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending legal proceedings against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item. We refer readers to our Form 10-K for additional risk factor disclosures.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended March 31, 2020, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuance of Shares

•	During the three months ended March 31, 2020, the Company issued to Auctus Fund, LLC, an aggregate of 221,884,100 shares of common stock upon conversion of principal balance of $7,776 and conversion fee of $2,500. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•	During the three months ended March 31, 2020, the Company issued to a JSJ Investment, Inc., an aggregate of 79,946,725 shares of common stock upon conversion of principal balance of $6,289. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•	During the three months ended March 31, 2020, the Company issued to GS Capital Partners, LLC, an aggregate of 255,638,074 shares of common stock upon conversion of principal balance of $15,050 and accrued interest of $1,540. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•	During the three months ended March 31, 2020, the Company issued to Powerup Lending Group, LTD, an aggregate of 29,166,667 shares of common stock upon conversion principal balance of $3,500. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

Issuance of Notes

•

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with GS Capital Partners, LLC for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The 10% convertible promissory note and all accrued interest are due on January 14, 2021. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2020, the principal balance of this note was $8,000. The note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder, as the noteholder was an accredited investor, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default upon several convertible notes.

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. This note is currently in default for nonpayment and $43,487 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $121,518 and $78,031, respectively.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. This note is currently in default for nonpayment and $80,248 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $190,248 and $110,000, respectively.

On March 26, 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000. Additionally, on January 22, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $80,000. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $49,575 and $80,000, respectively.

On June 1, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $99,000 and $90,000, respectively.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $275,000 and $250,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $132,000 and $120,000, respectively.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $154,000 and $150,000, respectively.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $338,105 and $250,000, respectively.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $165,000 and $150,000, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $264,000 and $240,000, respectively.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $179,300 and $163,000, respectively.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $121,000 and $110,000, respectively.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $385,000 and $350,000, respectively.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $73,800 and $52,700, respectively.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the three months ended March 31, 2020 pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $60,000 and $40,000, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017 (3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 (8)

10.41	Promissory Note with Power Up Lending Group Ltd. dated July 26, 2018 (9)

10.42	Promissory Note with One44 Capital LLC dated September 14, 2018 (9)

10.43	Promissory Note with Power Up Lending Group Ltd. dated September 21, 2018 (9)

10.44	Promissory Note with GS Capital Partners, LLC dated October 24, 2018 (9)

10.45	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (9)

10.46	Promissory Note with GS Capital Partners, LLC dated November 6, 2018 (9)

10.47	Promissory Note with UP Lending Group Ltd. dated November 13, 2018 (9)

10.48	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (9)

10.49	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (9)

10.50	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (9)

10.51	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (9)

10.52	Promissory Note with Power Up Lending Group Ltd. dated December 17, 2018 (9)

10.53	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (9)

10.54	Settlement Agreement with Apollo Capital Corp. dated October 30, 2018 (9)

10.55	Promissory Note with GS Capital Partners, LLC dated January 9, 2018 (9)

10.56	Promissory Note with GS Capital Partners, LLC dated January 22, 2019 (10)

10.57	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (10)

10.58	Promissory Note with Power Up Lending Group Ltd. dated February 25, 2019 (10)

10.60	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (10)

10.62	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (10)

10.63	Promissory Note with Power Up Lending Group Ltd. dated April 11, 2019 (10)

10.64	Promissory Note with Odyssey Capital Funding LLC dated April 22, 2019 (10)

10.65	Promissory Note with Auctus Fund, LLC dated May 14, 2019 (11)

10.66	Promissory Note with Power Up Lending Group Ltd. dated May 20, 2019 (11)

10.67	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (11)

10.68	Promissory Note with Coolidgee Capital LLC dated May 24, 2019 (11)

10.69	Promissory Note with Odyssey Capital Funding, LLC dated June 11, 2019 (11)

10.70	Promissory Note with Power UP Lending Group Ltd. dated June 17, 2019 (11)

10.71	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (11)

10.72	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (11)

10.77	Promissory Note with Adar Alef LLC dated August 9, 2019 (12)

10.78	Promissory Note with Crown Bridge Partners, LLC dated August 27, 2019 (12)

10.79	Promissory Note with GS Capital Partner, LLC dated September 4, 2019 (12)

10.80	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019 (12)

10.81	Promissory Note with Power Up Lending Group Ltd. dated September 5, 2019 (12)

10.82	Promissory Note with LG Capital Funding LLC dated September 23, 2019 (12)

10.83	Promissory Note with Auctus Fund, LLC dated October 9, 2019 (12)

10.84	Promissory Note with JSJ Investments Inc. dated October 8, 2019 (12)

10.85	Promissory Note with Power Up Lending Group Ltd. dated November 29, 2019

10.86	Stock Purchase and Sale Agreement with Carmel Valley Productions Inc.*

10.87	Promissory Note with GS Capital Partners, LLC dated January 7, 2021*

10.88	Promissory Note with GS Capital Partners, LLC dated February 3, 2021*

10.89	Promissory Note with GS Capital Partners, LLC dated February 24, 2021*

10.90	Promissory Note with GS Capital Partners, LLC dated April 1, 2021*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

________________________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018.
(8)	As filed with our Form 10-Q filed on August 14, 2018.
(9)	As filed with our Form 10-K filed on January 15, 2019.
(10)	As filed with our Form 10-Q filed on May 17, 2019.
(11)	As filed with our Form 10-Q filed on August 14, 2019.
(12)	As filed with our Form 10-K filed on January 14, 2020.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: June 8, 2021	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

