Form 10-Q
period 2020-06-30
ALL FOR ONE MEDIA CORP.
filed 2021-07-06
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

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

As of June 28, 2021, there were 4,085,763,516 of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

JUNE 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$8,276	$103,036
Prepaid expenses and other current assets	8,000	52,550
Total current assets	16,276	155,586
Other assets:
Deposit	-	25,000
Advances on film rights - related party	-	100,000

TOTAL ASSETS	$16,276	$280,586

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$75,733	$45,663
Accounts payable and accrued liabilities - related party	169,056	128,036
Accrued interest	775,586	282,323
Convertible notes payable, net of debt discounts	3,959,011	2,075,780
Notes payable	430,000	530,000
Note payable - related party	200,000	200,000
Loans payable	475,000	475,000
Due to related parties	3,201	2,701
Derivative liabilities	65,038,966	6,166,273
Total current liabilities	71,126,553	9,905,776

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
Series A Preferred stock: $0.001 par value; 51 shares designated;
51 and 51 shares issued and outstanding at June 30, 2020 and
September 30, 2019, respectively)	-	-
Common stock: $0.001 par value; 4,200,000,000 shares authorized;
2,195,414,592 and 77,114,395 shares issued and outstanding
as of June 30, 2020 and September 30, 2019, respectively	2,195,416	77,114
Additional paid-in capital	5,030,012	6,382,859
Accumulated deficit	(77,967,111)	(15,724,493)
Total All For One Media Corp. Stockholders' deficit	(70,741,683)	(9,264,520)

Non-controlling interest in subsidiaries	(368,594)	(360,670)

Total Stockholders' deficit	(71,110,277)	(9,625,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,276	$280,586

See accompanying notes to condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$2,540	$1,108	$5,863	$4,371

Operating expenses:
Compensation expense	24,006	25,380	72,174	132,028
Professional and consulting expense	14,000	99,736	115,262	691,239
Impairment expense	-	-	15,216	-
Impairment of film cost	-	-	-	2,284,062
General and administrative expense	3,452	130,695	124,226	233,780
Total operating expense	41,458	255,811	326,878	3,341,109
Loss from operations	(38,918)	(254,703)	(321,015)	(3,336,738)

Other income (expense):
Initial derivative expense	-	(516,588)	(120,078)	(4,005,115)
Change in fair value of derivative liabilities	(54,916,143)	738,442	(59,101,270)	2,763,154
Gain (loss) from extinguishment of debt, net	(5,261)	151,489	(28,995)	2,054,427
Loss on sale of subsidiary	-	-	(45,840)	-
Gain on sale of investment	20,000	-	20,000	-
Offering cost	-	-	-	(40,000)
Profit interest recovery	-	-	-	1,224,773
Interest expense	(560,137)	(1,009,698)	(2,653,344)	(2,952,755)
Total other expense, net	(55,461,541)	(636,355)	(61,929,527)	(955,516)

Loss before provision for income taxes	(55,500,459)	(891,058)	(62,250,542)	(4,292,254)

Provision for income taxes	-	-	-	-

Net loss	(55,500,459)	(891,058)	(62,250,542)	(4,292,254)

Losses attributable to non-controlling interest	1,119	11,962	7,924	373,083

Net loss attributable to All For One Media Corp.	$(55,499,340)	$(879,096)	$(62,242,618)	$(3,919,171)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	1,448,600,759	75,221,615	900,705,553	69,981,334

NET LOSS PER COMMON SHARE OUTSTANDING:
Basic and Diluted	$(0.04)	$(0.01)	$(0.07)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 and 2019
(UNAUDITED)

	Preferred Stock
	Series A $0.001 Par Value		Common Stock $0.001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Deficit

Balance, September 30, 2019	51	$-	77,114,395	$77,114	$6,382,859	$(15,724,493)	$(360,670)	$(9,625,190)

Sale of common stock	-	-	3,969,000	3,969	(635)	-	-	3,334

Issuance of common stock for services	-	-	70,000	70	86	-	-	156

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	569,061,893	569,062	(68,848)	-	-	500,214

Net loss for the period	-	-	-	-	-	(1,990,372)	(1,132)	(1,991,504)

Balance, December 31, 2019	51	-	650,215,288	650,215	6,313,462	(17,714,865)	(361,802)	(11,112,990)

Issuance of common stock for services	-	-	72,000	72	(64)	-	-	8

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	586,635,566	586,637	(484,252)	-	-	102,385

Net loss for the period	-	-	-	-	-	(4,752,906)	(5,673)	(4,758,579)

Balance, March 31, 2020	51	-	1,236,922,854	1,236,924	5,829,146	(22,467,771)	(367,475)	(15,769,176)

Issuance of common stock for services	-	-	72,000	72	(66)	-	-	6

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	958,419,738	958,420	(799,068)	-	-	159,352

Net loss for the period	-	-	-	-	-	(55,499,340)	(1,119)	(55,500,459)

Balance, June 30, 2020	51	$-	2,195,414,592	$2,195,416	$5,030,012	$(77,967,111)	$(368,594)	$(71,110,277)

	Preferred Stock
	Series A		Common Stock
	$0.001 Par Value		$0.001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Deficit

Balance, September 30, 2018	51	$-	55,638,122	$55,638	$5,352,315	$(8,611,139)	$(36,869)	$(3,240,055)

Issuance of common stock for services	-	-	7,653,000	7,653	297,632	-	-	305,285

Sale of membership interest in subsidiary	-	-	-	-	96,805	-	28,195	125,000

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	6,389,087	6,389	84,790	-	-	91,179

Issuance of common stock in connection with exercise of warrants	-	-	2,927,619	2,928	(2,928)	-	-	-

Reclassification of derivative liabilities relating to convertible notes	-	-	-	-	158,026	-	-	158,026

Reclassification of derivative liabilities relating to exercised warrants	-	-	-	-	3,448	-	-	3,448

Cancellations of common stock	-	-	(3,080,000)	(3,080)	3,080	-	-	-

Net loss for the period	-	-	-	-	-	(2,702,364)	(114,970)	(2,817,334)

Balance, December 31, 2018	51	-	69,527,828	69,528	5,993,168	(11,313,503)	(123,644)	(5,374,451)

Issuance of common stock for services	-	-	2,278,000	2,278	200,052	-	-	202,330

Issuance of common stock for prepaid services	-	-	1,000,000	1,000	49,000	-	-	50,000

Adjustment on non-controlling interest in subsidiary	-	-	-	-	(33,157)	-	33,157	-

Reversal of APIC reclass of derivative relating to convertible notes and to record fair value of shares in first quarter 2019 for conversion of notes	-	-	-	-	44,730	-	-	44,730

Net loss for the period	-	-	-	-	-	(337,711)	(246,151)	(583,862)

Balance, March 31, 2019	51	-	72,805,828	72,806	6,253,793	(11,651,214)	(336,638)	(5,661,253)

Sale of common stock	-	-	399,906	400	4,687	-	-	5,087

Issuance of common stock for services	-	-	78,000	78	1,716	-	-	1,794

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	2,952,661	2,952	107,114	-	-	110,066

Net loss for the period	-	-	-	-	-	(879,096)	(11,962)	(891,058)

Balance, June 30, 2019	51	$-	76,236,395	$76,236	$6,367,310	$(12,530,310)	$(348,600)	$(6,435,364)

See accompanying notes to condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,250,542)	$(4,292,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,613,539	2,208,420
Stock-based compensation	170	526,076
(Gain) loss from extinguishment of debt	28,995	(2,054,427)
Gain on sale of investment	(20,000)	-
Impairment of deposits	15,216	-
Loss from sale of subsidiary, CVPI	45,840	-
Impairment of offering cost	-	40,000
Impairment of film cost	-	2,284,062
Profit interest recovery	-	(1,224,773)
Initial derivative expense	120,078	4,005,115
Change in fair value of derivative liabilities	59,101,270	(2,763,154)
Non-cash interest expense	10,500	1,000
Non-cash default penalty interest	518,215	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	29,334	(2,295)
Deposit	25,000	-
Film production costs	-	(67,995)
Accounts payable and accrued liabilities	30,070	(29,788)
Accounts payable and accrued liabilities - related party	41,020	6,000
Accrued interest	514,351	139,229
NET CASH USED IN OPERATING ACTIVITIES	(176,944)	(1,224,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on film rights	(99,000)	-
Cash disposed from sale of subsidiary	(150,100)	-
Proceeds from sale of investment	20,000	-
Proceeds from sale of subsidiary, CVPI	50,000	-
NET CASH USED IN INVESTING ACTIVITIES	(179,100)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a related party	500	-
Proceeds from sale of common stock	3,334	-
Proceeds from note payable	150,000	-
Proceeds from convertible notes payable, net of debt discounts	107,450	2,953,000
Payments on convertible notes payable	-	(1,661,202)
Payments on note payable	-	(40,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	261,284	1,251,798

NET CHANGE IN CASH	(94,760)	27,014

CASH AND CASH EQUIVALENTS - beginning of year	103,036	58,344

CASH AND CASH EQUIVALENTS - end of period	$8,276	$85,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$603,034
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount from derivative liabilities	$107,450	$2,953,000
Issuance of common stock in connection with conversion of note payable and accrued interest	$266,351	$136,448
Proceeds from sale of membership interest paid directly to vendor	$-	$125,000
Issuance of common stock in connection with exercise of warrants	$-	$2,928
Cancellation of common stock	$-	$(3,080)
Subscription receivable in connection with sale of common stock	$-	$5,087

See accompanying notes to condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of June 30, 2020, and September 30, 2019, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of June 30, 2020, and September 30, 2019, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company has been receiving several offers for the distribution of the film and the Company continues to review those offers.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2020. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2019, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on January 14, 2020. The results of operations for the three and nine months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of June 30, 2020, and September 30, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2020, and September 30, 2019, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $8,000 and $52,550 as of June 30, 2020, and September 30, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash and common stock for consulting which are being amortized over the terms of their respective agreements. Included in other current assets at September 30, 2019 was a deposit of $15,216 which was related to deposit payments to various unions as security payments for all performers, background actors and production staff. During the nine months ended June 30, 2020, the Company determined a deposit in the amount of $15,216 was impaired and was written off (see below).

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

1.	An adverse change in the expected performance of the film prior to its release,

2.	Actual costs substantially in excess of budgeted costs,

3.	Substantial delays in completion or release schedules,

4.	Changes in release plans, such as a reduction in the initial release pattern,

5.	Insufficient funding or resources to complete the film and to market it effectively,

6.	Actual performance subsequent to release fails to meet prerelease expectations. (ASC 926-20-35-12)

As of June 30, 2020, and September 30, 2019, the carrying value of the film costs for both periods was $0. During the fiscal year ended September 30, 2019, the Company determined that the film cost was impaired. During the nine months ended June 30, 2020, the Company determined a deposit in the amount of $15,216 was impaired. During the three months ended June 30, 2020, and 2019, the Company recorded impairment expense related to the film production cost of $0 and $0, respectively. During the nine months ended June 30, 2020, and 2019, the Company recorded impairment expense related to the film production cost of $0 and $2,284,062, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
Level 2:

Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:

Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at June 30, 2020:

	June 30, 2020			September 30, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$65,038,966	$—	$—	$6,166,273

A roll forward of the level 3 valuation financial instruments is as follows:

For the Nine Months Ended June 30, 2020
(Unaudited)
Balance at September 30, 2019	$6,166,273
Initial valuation of derivative liabilities included in debt discount	107,450
Initial valuation of derivative liabilities included in derivative expense	120,078
Reclassification of derivative liabilities to gain on debt extinguishment	(456,105)
Change in fair value included in derivative expense	59,101,270
Balance at June 30, 2020	$65,038,966

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
JUNE 30, 2020

(UNAUDITED)

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

The potentially dilutive common stock equivalents as of June 30, 2020, and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	June 30,
	2020	2019
Common Stock Equivalents:
Stock Warrants	1,600,000	400,000
Convertible Notes	690,982,388,400	337,007,707
Total	690,983,988,400	337,407,707

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
JUNE 30, 2020

(UNAUDITED)

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of: a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or b) the date at which the counterparty's performance is complete.

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of June 30, 2020 and September 30, 2019, the Company recorded a non-controlling interest balance of $(368,594) and $(360,670), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying condensed consolidated balance sheet and losses attributable to non-controlling interest of $1,119 and $11,962 during the three months ended June 30, 2020 and 2019, respectively and losses attributable to non-controlling interest of $7,924 and $373,083 during the nine months ended June 30, 2020 and 2019, respectively, as reflected in the accompanying condensed consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

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

During the three months ended June 30, 2020, and 2019, the Company recognize revenue of $2,540 and $1,108, respectively, from streaming music sales. During the nine months ended June 30, 2020, and 2019, the Company recognize revenue of $5,863 and $4,371, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations of $62,250,542 and $176,944, respectively, for the nine months ended June 30, 2020. Additionally, the Company had an accumulated deficit of $77,967,111, working capital deficit of $71,110,277 and a stockholders’ deficit of $71,110,277 as of June 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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
JUNE 30, 2020

(UNAUDITED)

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

On June 22, 2020, the Company sold the remaining 1,000,000 shares of common stock or 10% equity ownership of CVPI, to a third-party for cash proceeds of $20,000 which was recorded as gain on sale of investment in the accompanying condensed consolidated statement of operations.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of June 30, 2020, and September 30, 2019, convertible notes payable - unrelated party consisted of the following:

	June 30, 2020	September 30, 2019
	(Unaudited)
Principal amount	$4,080,723	$3,690,030
Less: unamortized debt discount	(121,712)	(1,614,250)
Convertible notes payable, net - current	$3,959,011	$2,075,780

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in April 2018. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. Between October 2019 and November 2019, the Company issued an aggregate of 5,665,900 common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $121,518 and $78,031, respectively.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The 12% convertible promissory note and all accrued interest were due in June 2018. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. Between October 2019 and November 2019, the Company issued an aggregate of 5,665,900 common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $80,248 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $190,248 and $110,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On March 26, 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000. Additionally, on January 22, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $80,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note is secured and bear interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these notes payable which are being amortized over the term of the notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. Between November 2019 and June 2020, the Company issued an aggregate of 720,438,814 common stock to the note holder upon the conversion of $53,700 of principal amount, and accrued interest of $5,760. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $32,175 and $80,000, respectively.

On June 1, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. On April 30, 2019, and May 31, 2019, the Company paid off a total principal amount of $62,702 including accrued interest of $6,075 and prepayment penalty of $6,223. On July 25, 2019, the Company paid off a total principal amount of $27,298 including accrued interest of $3,134 and prepayment penalty of $2,457. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $99,000 and $90,000, respectively.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 10% convertible promissory note and all accrued interest were due on October 31, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $275,000 and $250,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The 10% convertible promissory note and all accrued interest were due on November 6, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $132,000 and $120,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The 10% convertible promissory note and all accrued interest were due on November 23, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $154,000 and $150,000, respectively.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The 12% convertible promissory note and all accrued interest were due on May 27, 2019. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. Between November 2019 and June 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $330,556 and $250,000, respectively.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The 10% convertible promissory note and all accrued interest were due on December 13, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $165,000 and $150,000, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The 10% convertible promissory note and all accrued interest were due on December 28, 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $264,000 and $240,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The 10% convertible promissory note and all accrued interest are due on January 9, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $179,300 and $163,000, respectively.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest are due on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $121,000 and $110,000, respectively.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The 10% convertible promissory note and all accrued interest are due on March 15, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $385,000 and $350,000, respectively.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The 10% convertible promissory note and all accrued interest are due on April 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,400 of default penalty was added to the principal balance during the three months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $59,400.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On April 11, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on February 28, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. Between October 2019 and December 2019, the Company issued an aggregate of 107,599,614 common stock to the note holder upon the conversion of $78,000 of principal amount and accrued interest of $4,680. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $0 and $78,000, respectively.

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The 12% convertible promissory note and all accrued interest is due on May 9, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 120-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $7,000 in connection with this note payable which is being amortized over the term of the note. Between November 2019 and March 2020, the Company issued an aggregate of 166,415,235 common stock to the note holder upon the conversion of $31,659 of principal amount. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $68,341 and $100,000, respectively.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The 12% convertible promissory note and all accrued interest is due on March 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. Between December 2019 and June 2020, the Company issued an aggregate of 379,522,399 common stock to the note holder upon the conversion of $43,700 of principal amount. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $53,900 and $52,700, respectively.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The 10% convertible promissory note and all accrued interest are due on May 22, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $10,800 of default penalty was added to the principal balance during the three months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $118,800 and $108,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The 12% convertible promissory note and all accrued interest are due on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $100,000.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The 10% convertible promissory note and all accrued interest are due on June 11, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. In December 2019, the Company issued an aggregate of 18,461,758 common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $146. This note is currently in default for non-payment and $12,210 of default penalty was added to the principal balance during the three months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $134,310 and $125,000, respectively.

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The 12% convertible promissory note and all accrued interest is due on April 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $39,000 of default penalty was added to the principal balance during the three months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $117,000 and $78,000, respectively.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The 10% convertible promissory note and all accrued interest are due on June 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. As of June 30, 2020 and September 30, 2019, the principal balance of this note was $125,000.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The 10% convertible promissory note and all accrued interest are due on July 24, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $145,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The 10% convertible promissory note and all accrued interest are due on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $50,000.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $60,000 and $40,000, respectively.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 4, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $165,000.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The 12% convertible promissory note and all accrued interest is due on June 30, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $63,000.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 5, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $220,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The 10% convertible promissory note and all accrued interest are due on September 23, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. Between April 2020 and June 2020, the Company issued an aggregate of 80,543,272 common stock to the note holder upon the conversion of $3,825 of principal and $605 of accrued interest. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $31,175 and $35,000, respectively.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The 12% convertible promissory note and all accrued interest is due on October 8, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2020, the principal balance of this note was $39,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The 12% convertible promissory note and all accrued interest are due in July 9, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the notes are paid. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. As of June 30, 2020, the principal balance of this note was $36,000.

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

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $38,000 and received proceeds of $35,000, net of discount. The 12% convertible promissory note and all accrued interest is due on September 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2020, the principal balance of this note was $38,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The 10% convertible promissory note and all accrued interest are due on January 14, 2021. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which will be amortized over the term of the note. As of June 30, 2020, the principal balance of this note was $8,000.

Accrued interest related to the convertible notes payable amounted to $742,009 and $267,516 as of June 30, 2020, and September 30, 2019, respectively, which was included in accrued interest on the accompanying condensed consolidated balance sheets. During the three and nine months ended June 30, 2020, the Company recorded interest expense of $199,349 and $492,323, respectively, in connection with these convertible notes payable.

During the nine months ended June 30, 2020, the Company recorded an aggregate default penalty of $518,215 charged to interest expense, in connection with the unrelated party convertible notes.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additional, as of June 30, 2020, the Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the fiscal year ended September 30, 2019, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $8,432,531 was recorded as derivative liabilities of which $3,740,750 was allocated as a debt discount and $4,691,781 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $54,916,143 and $59,101,270 for the three and nine months ended June 30, 2020, respectively.

During the nine months ended June 30, 2020, the fair value of the derivative liabilities was estimated at issuance and at the June 30, 2020, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 1 year
Volatility	242% to 304%
Risk-free interest rate	0.05% to 1.61%

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

For the nine months ended June 30, 2020, amortization of debt discounts related to the convertible notes amounted to $1,613,539, included as interest expense on the accompanying condensed consolidated statements of operations. As of June 30, 2020, and September 30, 2019, the unamortized debt discount was $121,712 and $1,614,250 respectively.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	June 30, 2020	September 30, 2019
	(Unaudited)
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	430,000	530,000
Notes payable, net	$630,000	$730,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying condensed consolidated balance sheet. As of June 30, 2020, and September 30, 2019, the accrued interest of this note was $21,699 and $14,192, respectively.

On September 27, 2019, the Company, through its then wholly owned subsidiary, CVPI, issued a 10% promissory note for $100,000. The 10% promissory note and all accrued interest are due on June 27, 2020. This note may be prepaid without penalty. On January 17, 2021, the Company sold its interest in the CVPI and the outstanding principal of $100,000 and related accrued interest of the note payable was assumed by CVPI (see Note 4). As of June 30, 2020, and September 30, 2019, the principal balance of this note was $0 and $100,000.

Notes Payable - Unrelated Party

On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle certain notes payable with an aggregate principal of $509,715 and accrued interest of $258,250, for a total of $767,965 outstanding balance. Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory with a maturity date of September 16, 2021 and a default interest rate of 16%, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019.

In connection with the Settlement Agreement, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes to former director of the Company for $125,000 and a third-party note holder for $125,000 (the collectively as “Notes”), for a total principal amount of $250,000 which are both due on July 16, 2021. The Notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes are guaranteed by the Company. In the event, the Company sells the Movie, the Notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. If the Notes including unpaid interest are not paid in full on maturity date, the Company and Brian Lukow, CEO of the Company, shall transfer and assign any of its rights, title and interest in the Movie equally to each holder of the Notes.

As of September 30, 2019, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $616. As of June 30, 2020, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $11,877. As of June 30. 2020, the Company had not made any payments towards the Notes.

During the three and nine months ended June 30, 2020, the Company recorded interest expense of $6,233 and $18,768, respectively, in connection with the notes payable.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

Loans Payable

Loans payable consisted of the following:

	June 30, 2020	September 30, 2019
	(Unaudited)
Loans principal amount	$475,000	$475,000

Loans payable	$475,000	$475,000

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to 1) issue a note payable of $25,000 to the lender and 2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of June 30, 2020, and September 30, 2019, loan payable net of unamortized debt discount amounted $475,000.

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $3,000 for both periods for the three months ended June 30, 2020 and 2019. The Company has recorded rent expense of $9,000 for the nine months ended June 30, 2020 and 2019.

During the fiscal year ended 2019, the CEO and a former director of the Company loaned $2,701 to the Company for working capital purposes which is reflected as due to related parties. In October 2019, the CEO loaned an additional $500 for working capital purposes. The loan is non-interest bearing and are due on demand. As of June 30, 2020, and September 30, 2019, this loan had a balance of $3,201 and 2,701, respectively.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of June 30, 2020, and September 30, 2019, the Company has an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company and a corresponding increase in film cost.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 9).

In September 2019, pursuant to the Co-Production and Finance Agreement dated on July 24, 2019, the parent entity advanced $100,000 to a related party vendor and in October 2019, another $99,000 was advanced by our subsidiary, Carmel Valley Productions Inc. (“CVPI”) (see Note 9) for a total advance of $199,000. On January 17, 2020, our parent entity entered into a Stock Purchase and Sale Agreement with our subsidiary, Carmel Valley Productions Inc. (CVPI”) whereby the Company sold any and all of its right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the Co-Production and Finance Agreement (see Note 4).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ DEFICIT

In December 2019, the Company’s Board of Directors approved an increase in the authorized shares to 4,205,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 4,200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common Stock

Between October 2019 and June 2020, the Company issued an aggregate of 36,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.001 to $0.007 per common share or $32 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $32 during the nine months ended June 30, 2020. In October 2019, the Company reversed a prior grant from September 2019 to a director who resigned. The reversal was for 2,000 shares of common stock and $36 was credited to compensation expense.

Between October 2019 and December 2019, the Company issued an aggregate of 180,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.007 per common share or $174 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $174 during the nine months ended June 30, 2020.

Between October 2019 and June 2020, the Company issued an aggregate of 2,114,117,197 shares of the Company’s common stock to various note holders upon the conversion of $249,523 of principal amount, $17,828 of accrued interest and $10,500 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.001 to $0.0009 per share or $761,951 based on the quoted trading price on the dates of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as loss from extinguishment of debt which amounted to $456,105 and derivative fair value of $485,100 was recorded as a gain from extinguishment at the time of conversion during the nine months ended June 30, 2020.

On November 14, 2019, the Company sold 3,969,000 shares of the Company’s common stock for cash proceeds of $3,334 under the Equity Financing Agreement with GHS.

Stock Warrants

A summary of outstanding stock warrants as of June 30, 2020, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2019	400,000	$0.20	3.52
Granted	1,200,000	0.015	4.28
Cancelled	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance as of June 30, 2020	1,600,000	$0.061	3.90

Warrants exercisable as of June 30, 2020	1,600,000	$0.061	3.90

Weighted average fair value of warrants granted during the period		$0.01

In October 2019, the Company granted warrant to purchase 1,200,000 of the Company’s common stock in connection with the issuance of a convertible note (see Note 5). The warrant expires five years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants is subject to adjustment pursuant to anti-dilution protection provision and other provisions as defined in the stock warrant agreement. The Company accounted for the warrant as a derivative liability since there were not enough authorized shares to cover all common stock equivalents and recorded a debt discount at fair value of $10,616 using a Black-Scholes option pricing model. with the following assumptions: stock price of $0.013 per share (based on the quoted trading price on the dates of grants), volatility of 190%, expected term of five years, and a risk-free interest rate of 1.40%. During the nine months ended June 30, 2020, the Company recorded a debt discount of $10,616 and a corresponding increase in derivative liabilities. The 400,000 warrants are also accounted for as derivative liabilities.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of June 30, 2020, and September 30, 2019, accrued salaries to Mr. Lukow amounted to $28,556 and $3,036, respectively, and was included in accounts payable and accrued liabilities – related party in the accompanying condensed consolidated balance sheets.

Corporate Director Agreements

In October 2015, the Company entered into three corporate director agreements with Mr. Brian Lukow, Mr. Brian Gold and Ms. Aimee O’Brien to serve as members of the Company’s board of directors. The term of the agreements shall continue until September 30, 2016, unless earlier terminated by the Company. The term shall be automatically renewed for as long as the board of directors are re-elected or otherwise serve as members of the board of directors of the Company. As compensation for their services per the terms of their respective corporate director agreements, the Company pays fees to (i) Mr. Lukow of 2,000 shares of the Company’s common stock per month, (ii) Ms. O’Brien of 2,000 shares of the Company’s common stock per month, and (iii) Mr. Gold of 2,000 shares of the Company’s common stock per month during the month of service. Pursuant to the agreement, the director who will introduce and arrange for equity funding and acquisitions shall be entitled with a 10% commission fee as defined in the agreement.

On August 29, 2019, the Company accepted the resignation of Brian Gold as a director of the Company.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of June 30, 2020, and September 30, 2019, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying condensed consolidated balance sheets.

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

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $3,000 and $9,000 for the three and nine months ended June 30, 2020, respectively.

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
JUNE 30, 2020

(UNAUDITED)

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

On July 24, 2019, CVPI entered into a Co-Production and Finance Agreement to produce and own Full Out 2 (“FO2”), a full-length motion picture that has been licensed by Netflix Global LLC. Under the terms of the Agreement, the Company’s parent entity will provide its subsidiary, CVPI, a total of $650,000 over the course of the period from July 24, 2019, to December 24, 2019 (the “Funding”) for the production of FO2. The film will be distributed by Gravitas Ventures, LLC. In July 2019, the parent entity disbursed $100,000 to CVPI under the funding schedule which was then advanced to a related party production company controlled by Jeff Deverett to be used in the production of the film. In October 2019, another $99,000 was advanced by CVPI (see Note 7) for a total advance of $199,000. On January 17, 2020, the Company sold CVPI (see Note 4) which included any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the FO2. During the nine months ended June 30, 2020, the advance of $100,000 was included in the loss on sale of subsidiary as reflected in the accompanying condensed consolidated statement of operations.

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to June 30, 2020, the Company issued an aggregate of 72,000 shares of common stock with grant date fair value of $6 or $0.0001 per share to officers and directors as stock-based compensation.

Subsequent to June 30, 2020, the Company issued to various lenders, an aggregate of 1,890,276,924 shares of common stock upon conversion of principal amount of $238,452, accrued interest of $122,409 and conversion fee of $2,000. This common stock had an aggregate grant date fair value of $2,123,613.

Financing

On July 1, 2020, the Company issued a Promissory Note to Brian Gold, a member of the Board of Directors who is considered a related party, with a principal amount $11,000. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022.

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
JUNE 30, 2020

(UNAUDITED)

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

Settlement of Convertible Notes Payable

On January 7, 2021, the Company and Crown Bridge Partners, LLC (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) to settle a promissory note dated August 27, 2019, with principal amount of $80,000. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal and accrued interest for $82,500 to be paid on or before January 8, 2021, after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

On January 8, 2021, the Company and JSJ Investments Inc. (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle two promissory notes dated: (i) May 6, 2019 with principal amount of $100,000, and (ii) October 8, 2019 with principal amount of $39,000 (collectively as “Notes”). Pursuant to the Settlement Agreement, the Parties settled an aggregate principal amount of $139,000 and all related accrued interest payable for $107,341 and released the Company from and against any and all claims associated with the Notes.

On January 8, 2021, the Company and Adars Bay, LLC (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle a promissory note dated August 12, 2019, with principal amount of $50,000. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal $47,727 and accrued interest and penalties of $30,628 for an aggregate settlement payment of $78,355 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(UNAUDITED)

On January 13, 2021, the Company and LG Capital Funding, LLC, (collectively as “Parties”) entered into a Note Repayment Agreement (“Repayment Agreement”) to settle a promissory note dated September 23, 2019, with principal amount of $35,000. As January 13, 2021, the note has a principal amount of $31,175, accrued interest payable of $3,997 and penalties and default interest of $4,836 for a total outstanding balance of $40,008. Pursuant to the Repayment Agreement, the Parties agreed to a single payment of $35,000 to settle the outstanding balance of $40,008 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

On February 2, 2021, the Company and Powerup Lending Group, LLC (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle four promissory notes dated: (i) May 20, 2019, with principal amount of $73,000; (ii) June 17, 2019 with principal amount of $78,000; (iii) September 4, 2019 with principal amount of $63,000; and (iv) November 29, 2019 wit principal amount of $38,000 (collectively as “Notes”). Pursuant to the Settlement Agreement, the Parties settled the aggregate outstanding principal of $208,300 and accrued interest and penalties of $16,700 for an aggregate settlement payment of $225,000 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

On April 4, 2021, the Company and Odyssey Capital Partners, LLC (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle a promissory note dated June 11, 2019, with principal amount of $125,000. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal $122,100 and accrued interest and penalties of $22,346 for an aggregate settlement payment of $144,446 after which the note shall be retired and extinguished, and the Company released from any and all claims relating to the note.

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

Results of Operations

Comparison for the Three and Nine Months Ended June 30, 2020, and 2019

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended June 30, 2020, and 2019 we generated minimal revenues of $2,540 and $1,108, respectively, from streaming music sales.

•	During the nine months ended June 30, 2020, and 2019 we generated minimal revenues of $5,863 and $4,371, respectively, from streaming music sales.

Operating Expenses

For the three and nine months ended June 30, 2020, and 2019, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Compensation expense	$24,006	$25,380	$72,174	$132,028
Professional and consulting expense	14,000	99,736	115,262	691,239
Impairment expense	—	—	15,216	2,284,062
General and administrative expense	3,452	130,695	124,226	233,780
Total	$41,458	$255,811	$326,878	$3,341,109

Compensation expense:

•	For the three months ended June 30, 2020, compensation expense decreased by $1,374 or 5%, as compared to the three months ended June 30, 2019.

•

For the nine months ended June 30, 2020, compensation expense decreased by $59,854 or 45%, as compared to the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in stock-based compensation of $114,480 offset by a decrease in gain on forgiveness of salary of $56,000.

Professional and consulting expense:

•

For the three months ended June 30, 2020, professional and consulting expense decreased by $85,736 or 86%, as compared to the three months ended June 30, 2019. The decrease was primarily attributable to a decrease in stock-based consulting fees of $25,000, decrease in consulting fees of $42,200, decrease in professional fees of $10,914, decrease in in legal fees of $1,045 and decrease in in accounting fee of $6,577.

•

For the nine months ended June 30, 2020, professional and consulting expense decreased by $575,977 or 83%, as compared to the nine months ended June 30, 2019. The decrease was primarily attributable to a decrease in stock-based consulting fees of $432,603, decrease in consulting fees of $114,273, decrease in professional fees of $23,845, decrease in in legal fees of $6,918 offset by increase in accounting fee of $1,662.

Impairment expense:

•

For the three and nine months ended June 30, 2020, impairment expense decreased by $2,268,846 or 99%, as compared to $0 for the three and nine months ended June 30, 2019. The decrease was primarily attributable to the impairment of film cost of $2,284,062 in 2019.

General and administrative expense:

•

For the three months ended June 30, 2020, general and administrative expense decreased by $127,243 or 97%, as compared to the three months ended June 30, 2019. The decrease was primarily attributable to decrease in marketing expense of $91,141, a decrease in public company filing fees of $8,146, a decrease in travel and entertainment expense of $21,076 and a decrease in utilities expense of $4,065.

•

For the nine months ended June 30, 2020, general and administrative expense decreased by $109,554 or 47%, as compared to the nine months ended June 30, 2019. The decrease was primarily attributable to decrease in marketing expense of $49,133, a decrease in public company filing fees of $11,507, a decrease in travel and entertainment expense of $39,013 and a decrease in utilities expense of $5,618.

Other Income (Expenses), net

•

For the three months ended June 30, 2020, we had total other expense, net of $55,461,541 as compared to $636,355 for the three months ended June 30, 2019, an increase of $54,825,186 or 8,616%. The increase was primarily due to the decrease in initial derivative expense of $516,588, decrease in interest expense of $449,561 offset by an increase in loss on change in fair value of derivative liabilities of $55,654,585, increase in loss on extinguishment of debt of $156,750, increase on gain on sale of investment of $20,000.

•

For the nine months ended June 30, 2020, we had total other expense, net of $61,929,527 as compared to $955,516 for the nine months ended June 30, 2019, an increase of $60,974,011 or 6,381%. This increase was primarily due to the decrease in initial derivative expense of $3,885,037, decrease in offering cost of $40,000, decrease in interest expense of $299,411, decrease in profit interest recovery of $1,224,773 offset by an increase in loss on change in fair value of derivative liabilities of $61,864,424, increase in loss on extinguishment of debt of $2,083,422, increase in loss from sale of a subsidiary of $45,840 and increase on gain on sale of investment of $20,000.

Net Loss

•

For the three months ended June 30, 2020, net loss amounted to $55,500,459 or $(0.04) per share (basic and diluted), compared to $891,058 or $(0.01) per share (basic and diluted) for the three months ended June 30, 2019, an increase of $54,609,401 or 6,129% resulting from changes discussed above.

•

For the nine months ended June 30, 2020, net loss amounted to $62,250,542 or $(0.07) per share (basic and diluted), compared to $4,292,254 $(0.06) per share (basic and diluted) for the nine months ended June 30, 2019, an increase of $57,958,288 or 1,350% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $71,110,277 and cash of $8,276 as of June 30, 2020, and a working capital deficit of $9,750,190 and $103,036 of cash as of September 30, 2019.

	June 30, 2020	September 30, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$16,276	$155,586	$(139,310)	50%
Total current liabilities	(71,126,553)	(9,905,776)	(61,220,777)	618%
Working capital deficit:	$(71,110,277)	$(9,750,190)	$(61,360,087)	629%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $139,310 and an increase in current liabilities of $61,220,777.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(176,944)	$(1,224,784)
Net cash used in investing activities	(179,100)	—
Net cash provided by financing activities	261,284	1,251,798
Net change in cash	$(94,760)	$27,014

Net Cash Used in Operating Activities

Net cash used in operating activities was $165,220 for the nine months ended June 30, 2020, as compared to $1,224,784 for the nine months ended June 30, 2019, a decrease of $1,047,840 or 86%.

•

Net cash used in operating activities for the nine months ended June 30, 2020 primarily reflected our net loss of $62,250,542 adjusted for the add-back on non-cash items such as amortization of debt discounts of $1,613,539, stock-based compensation expense of $170, loss from extinguishment of debt of $28,995, impairment of deposits of $15,216, loss from sale of subsidiary of $45,840, gain on sale of investment of $(20,000), initial derivative expense of $120,078, loss on change in fair value of derivative liabilities of $59,101,270, non-cash interest expense of $10,500, non-cash default penalty interest of $518,215 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $29,334, decrease in deposits of $25,000, increase in accounts payable and accrued liabilities of $30,070, increase in accounts payable and accrued liabilities – related party of $41,020 and increase in accrued interest of $514,351.

•

Net cash used in operating activities for the nine months ended June 30, 2019 primarily reflected our net loss of $4,292,254 adjusted for the add-back on non-cash items such as amortization of debt discounts of $2,208,420, stock-based compensation expense of $526,076, gain from extinguishment of debt of $(2,054,427), impairment of offering cost of $40,000, impairment of film cost of $2,284,064, profit interest recovery of $(1,224,773), initial derivative expense of $4,005,115, gain on change in fair value of derivative liabilities of $(2,763,154), non-cash interest expense of $1,000 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $2,295, increase in film production cost of $67,995, decrease in accounts payable and accrued liabilities of $29,788 offset by increase in accounts payable and accrued liabilities – related party of $6,000, increase in accrued interest of $139,229.

Net Cash Used in Investing Activities

Net cash used in investing activities was $179,100 for the nine months ended June 30, 2020, as compared to $0 for the nine months ended June 30, 2019, an increase of $179,100 or 100%.

•

Net cash used in investing activities for the nine months ended June 30, 2020, consisted of proceeds from sale of subsidiary of $50,000, proceeds from sale of investment of $20,000 offset by advance on film rights of $99,000 and cash disposed from sale of subsidiary of $150,100.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $261,284 for the nine months ended June 30, 2020, as compared to $1,251,798 for the nine months ended June 30, 2019, a decrease of $990,514 or 79%.

•

Net cash used in investing activities for the nine months ended June 30, 2020, consisted of proceeds from advance from a related party of $500, proceeds from sale of common stock of $3,334, proceeds from note payable of $150,000 and proceeds from convertible notes payable, net of $107,450.

•

Net cash used in investing activities for the nine months ended June 30, 2019, consisted of proceeds from convertible notes payable, net of $2,953,000 offset by payments on convertible notes payable of $1,661,202 and payments on note payable of $40,000.

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

Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations of $62,250,542 and $176,944, respectively, for the nine months ended June 30, 2020. Additionally, the Company had an accumulated deficit of $77,967,111, working capital deficit of $71,110,277 and a stockholders’ deficit of $71,110,277 as of June 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
Level 2:

Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:

Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

1.	An adverse change in the expected performance of the film prior to its release,

2.	Actual costs substantially in excess of budgeted costs,

3.	Substantial delays in completion or release schedules,

4.	Changes in release plans, such as a reduction in the initial release pattern,

5.	Insufficient funding or resources to complete the film and to market it effectively,

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of: a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or b) the date at which the counterparty's performance is complete.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended June 30, 2020, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•	During the three months ended June 30, 2020, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $6 as stock-based compensation.

•

During the three months ended June 30, 2020, the Company issued to Auctus Fund, LLC, an aggregate of 226,222,750 shares of common stock upon conversion of principal balance of $7,549 and conversion fee of $1,500. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•

During the three months ended June 30, 2020, the Company issued to LG Capital Funding, LLC, an aggregate of 80,543,272 shares of common stock upon conversion of principal balance of $3,825 and accrued interest of $605. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•

During the three months ended June 30, 2020, the Company issued to GS Capital Partners, LLC, an aggregate of 380,820,383 shares of common stock upon conversion of principal balance of $17,400 and accrued interest of $2,403. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•

During the three months ended June 30, 2020, the Company issued to Powerup Lending Group, LTD, an aggregate of 270,833,333 shares of common stock upon conversion of principal balance of $19,00. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default upon several convertible notes.

In July 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. This note is currently in default and $43,487 of default penalty was added to the principal balance pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $121,518 and $78,031, respectively.

In September 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. This note is currently in default and $80,248 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $190,248 and $110,000, respectively.

On March 26, 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000. Additionally, on January 22, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $80,000. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $32,175 and $80,000, respectively.

On June 1, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the three months ended March 31, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $99,000 and $90,000, respectively.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $99,000 and $90,000, respectively

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $132,000 and $120,000, respectively.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $154,000 and $150,000, respectively.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $330,556 and $250,000, respectively.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $165,000 and $150,000, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $264,000 and $240,000, respectively.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $179,300 and $163,000, respectively.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $121,000 and $110,000, respectively.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $385,000 and $350,000, respectively.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance during the three months ended March 31, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2020, and September 30, 2019, the principal balance of this note was $73,800 and $52,700, respectively.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. This note is currently in default for non-payment and $10,800 of default penalty was added to the principal balance during the three months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $118,800 and $108,000, respectively.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. This note is currently in default for non-payment and $5,400 of default penalty was added to the principal balance during the three months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $59,400.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. This note is currently in default for non-payment and $12,210 of default penalty was added to the principal balance during the three months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $134,310 and $125,000, respectively, after the conversions.

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. This note is currently in default for non-payment and $39,000 of default penalty was added to the principal balance during the three months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $117,000 and $78,000, respectively, after the conversions.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2020, and September 30, 2019, the principal balance of this note was $60,000 and $40,000, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017 (3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 (8)

10.41	Promissory Note with Power Up Lending Group Ltd. dated July 26, 2018 (9)

10.42	Promissory Note with One44 Capital LLC dated September 14, 2018 (9)

10.43	Promissory Note with Power Up Lending Group Ltd. dated September 21, 2018 (9)

10.44	Promissory Note with GS Capital Partners, LLC dated October 24, 2018 (9)

10.45	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (9)

10.46	Promissory Note with GS Capital Partners, LLC dated November 6, 2018 (9)

10.47	Promissory Note with UP Lending Group Ltd. dated November 13, 2018 (9)

10.48	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (9)

10.49	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (9)

10.50	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (9)

10.51	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (9)

10.52	Promissory Note with Power Up Lending Group Ltd. dated December 17, 2018 (9)

10.53	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (9)

10.54	Settlement Agreement with Apollo Capital Corp. dated October 30, 2018 (9)

10.55	Promissory Note with GS Capital Partners, LLC dated January 9, 2018 (9)

10.56	Promissory Note with GS Capital Partners, LLC dated January 22, 2019 (10)

10.57	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (10)

10.58	Promissory Note with Power Up Lending Group Ltd. dated February 25, 2019 (10)

10.60	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (10)

10.62	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (10)

10.63	Promissory Note with Power Up Lending Group Ltd. dated April 11, 2019 (10)

10.64	Promissory Note with Odyssey Capital Funding LLC dated April 22, 2019 (10)

10.65	Promissory Note with Auctus Fund, LLC dated May 14, 2019 (11)

10.66	Promissory Note with Power Up Lending Group Ltd. dated May 20, 2019 (11)

10.67	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (11)

10.68	Promissory Note with Coolidgee Capital LLC dated May 24, 2019 (11)

10.69	Promissory Note with Odyssey Capital Funding, LLC dated June 11, 2019 (11)

10.70	Promissory Note with Power UP Lending Group Ltd. dated June 17, 2019 (11)

10.71	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (11)

10.72	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (11)

10.77	Promissory Note with Adar Alef LLC dated August 9, 2019 (12)

10.78	Promissory Note with Crown Bridge Partners, LLC dated August 27, 2019 (12)

10.79	Promissory Note with GS Capital Partner, LLC dated September 4, 2019 (12)

10.80	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019 (12)

10.81	Promissory Note with Power Up Lending Group Ltd. dated September 5, 2019 (12)

10.82	Promissory Note with LG Capital Funding LLC dated September 23, 2019 (12)

10.83	Promissory Note with Auctus Fund, LLC dated October 9, 2019 (12)

10.84	Promissory Note with JSJ Investments Inc. dated October 8, 2019 (12)

10.85	Promissory Note with Power Up Lending Group Ltd. dated November 29, 2019

10.86	Stock Purchase and Sale Agreement with Carmel Valley Productions Inc. (13)

10.87	Promissory Note with GS Capital Partners, LLC dated January 7, 2021 (13)

10.88	Promissory Note with GS Capital Partners, LLC dated February 3, 2021 (13)

10.89	Promissory Note with GS Capital Partners, LLC dated February 24, 2021 (13)

10.90	Promissory Note with GS Capital Partners, LLC dated April 1, 2021 (13)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018.
(8)	As filed with our Form 10-Q filed on August 14, 2018.
(9)	As filed with our Form 10-K filed on January 15, 2019.
(10)	As filed with our Form 10-Q filed on May 17, 2019.
(11)	As filed with our Form 10-Q filed on August 14, 2019.
(12) (13)	As filed with our Form 10-K filed on January 14, 2020. As field with our Form 10-Q filed on June 8, 2021.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: July 6, 2021	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

