Form 10-K
period 2020-09-30
ALL FOR ONE MEDIA CORP.
filed 2021-08-20
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 000-55717

All For One Media Corp.
(Name of registrant as specified in its Charter)

Utah	81-5006786
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

236 Sarles Street Mt. Kisco, New York 10549	(914) 574-6174
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2020, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.001 on such date is $4,078,549.18.

As of August 17, 2021, there were 4,189,178,428 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

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

We are an early-stage company with a limited capital base. We have been engaged in organization and start-up activities related to financing the launch of a girl group band. We have no operating history investors may use to evaluate our future performance. As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we operate, the historical financial data is of limited value in evaluating our future revenue and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as we expand operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition will suffer.

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

We cannot predict the extent to which an active public market for trading our common stock will be sustained. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by “non-affiliates” or we issue more than $1 billion of non-convertible debt over a three-year period.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

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

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on OTC Pink operated by the OTC Markets Group, under the symbol “AFOM”. The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Fiscal Year 2020
First Quarter ended December 31, 2019	$0.0200	$0.0002
Second Quarter ended March 31, 2020	$0.0005	$0.0001
Third Quarter ended June 30, 2020	$0.0003	$0.0001
Fourth Quarter Ended September 30, 2020	$0.0002	$0.0001

Fiscal Year 2019
First Quarter ended December 31, 2018	$0.1000	$0.0265
Second Quarter ended March 31, 2019	$0.0990	$0.0400
Third Quarter ended June 30, 2019	$0.0470	$0.0150
Fourth Quarter Ended September 30, 2019	$0.0230	$0.0150

Holders

As of August 17, 2021, there were approximately 76 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended September 30, 2020, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•

During the three months ended September 30, 2020, the Company issued to GS Capital Partners, LLC, 97,087,500 shares of common stock upon conversion of principal balance of $4,400 and accrued interest of $649. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

The shares of common stock, notes and warrants referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

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

Results of Operations

Comparison for the Years Ended September 30, 2020, and 2019:

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the year ended September 30, 2020, we generated minimal revenues of $9,762 from streaming music sales.

•	During the year ended September 30, 2019, we generated minimal revenues of $6,603 from streaming music sales.

Operating Expenses

For the years ended September 30, 2020, and 2019, operating expenses consisted of the following:

	For Years Ended September 30,
	2020	2019
Compensation expense	$98,180	$156,972
Professional and consulting expense	124,262	837,811
Impairment expense	15,216	3,284,062
General and administrative expense	136,298	415,321
Total	$373,956	$4,694,166

Compensation expense:

•

For the year ended September 30, 2020, compensation expense decreased by $58,792 or 37%, as compared to the year ended September 30, 2019. The decrease was primarily attributable to a decrease in stock-based compensation of $116,792 offset by a decrease in gain on forgiveness of salary of $56,000.

Professional and consulting expense:

•

For the year ended September 30, 2020, professional and consulting expense decreased by $713,549 or 85%, as compared to the year ended September 30, 2019. The decrease was primarily attributable to a decrease in stock-based consulting fees of $440,936, decrease in consulting fees of $185,462, decrease in professional fees of $20,628, decrease in in legal fees of $60,793 offset by increase in accounting fee of $5,730.

Impairment expense:

•

For the year ended September 30, 2020, impairment expense decreased by $3,268,846 or 99.54%, as compared to the year ended September 30, 2019. The decrease was primarily attributable to the impairment of film cost of $3,284,062 in 2019.

General and administrative expense:

•

For the year ended September 30, 2020, general and administrative expense decreased by $279,023 or 67%, as compared to the year ended September 30, 2019. The decrease was primarily attributable to decrease in marketing expense of $163,766, a decrease in office expense of $33,393, a decrease in public company filing fees of $18,396, a decrease in travel and entertainment expense of $54,509 and a decrease in utilities expense of $7,226.

Other Income (Expenses), net

•

For the year ended September 30, 2020, we had total other expense, net of $8,379,106 as compared to $2,810,944 for the year ended September 30, 2019, an increase of $5,568,162 or 198%. This increase was primarily due to the increase in loss on change in fair value of derivative liabilities of $7,369,999, increase in loss on extinguishment of debt of $2,466,545, increase in loss from sale of a subsidiary of $45,840 and increase on gain on sale of investment of $20,000 offset by a decrease in initial derivative expense of $4,571,703, decrease in offering cost of $40,000, decrease in interest expense of $907,292, decrease in profit interest recovery of $1,224,773.

Net Loss

•

For the year ended September 30, 2020, net loss attributable to All For One Media Corp. amounted to $8,734,244 or $(0.01) per share (basic and diluted), compared to $7,113,354 or $(0.10) per share (basic and diluted) for the year ended September 30, 2019, an increase of $1,620,890 or 23% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $17,593,320 and cash of $2,103 as of September 30, 2020, and a working capital deficit of $9,750,190 and $103,036 of cash as of September 30, 2019.

	September 30, 2020	September 30, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$10,103	$155,586	$(145,483)	94%
Total current liabilities	(17,603,423)	(9,905,776)	(7,697,647)	78%
Working capital deficit:	$(17,593,320)	$(9,750,190)	$(7,843,130)	80%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $145,483 and an increase in current liabilities of $7,697,647.

Cash Flows

Changes in our cash balance are summarized as follows:

	Years Ended September 30,
	2020	2019
Net cash used in operating activities	$(189,617)	$(1,824,645)
Net cash provided by (used in) investing activities	(179,100)	25,000
Net cash provided by financing activities	267,784	1,844,337
Net change in cash	$(100,933)	$44,692

Net Cash Used in Operating Activities

Net cash used in operating activities was $189,617 for the year ended September 30, 2020, as compared to $1,824,645 for the year ended September 30, 2019, a decrease of $1,635,029 or 90%.

•

Net cash used in operating activities for the year ended September 30, 2020 primarily reflected our net loss of $8,743,300 adjusted for the add-back on non-cash items such as amortization of debt discounts of $1,732,387, stock-based compensation expense of $176, loss from extinguishment of debt of $29,590, impairment of deposits of $15,216, loss from sale of subsidiary of $45,840, gain on sale of investment of $(20,000), initial derivative expense of $120,078, loss on change in fair value of derivative liabilities of $5,064,135, non-cash interest expense of $10,500, non-cash default penalty interest of $657,715 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $29,334, decrease in deposits of $25,000, increase in accounts payable and accrued liabilities of $41,571, increase in accounts payable and accrued liabilities – related party of $60,020 and increase in accrued interest of $742,122.

•

Net cash used in operating activities for the year ended September 30, 2019 primarily reflected our net loss of $7,498,507 adjusted for the add-back on non-cash items such as amortization of debt discounts of $3,056,096, stock-based compensation expense of $560,635, gain from extinguishment of debt of $(2,436,955), impairment of offering cost of $40,000, impairment of film cost of $3,284,062, profit interest recovery of $(1,224,773), initial derivative expense of $4,691,781, gain on change in fair value of derivative liabilities of $(2,305,865), non-cash interest expense of $1,000 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $19,045, increase in deposits of $25,000, increase in film production cost of $67,995, decrease in accounts payable and accrued liabilities of $167,939 offset by increase in accounts payable and accrued liabilities – related party of $1,036, increase in accrued interest of $286,824.

Net Cash Used in Investing Activities

Net cash used in investing activities was $179,100 for the year ended September 30, 2020, as compared to net cash provided by investing activities of $25,000 for the year ended September 30, 2019, a change of $204,100 or 816%.

•

Net cash used in investing activities for the year ended September 30, 2020, consisted of proceeds from sale of subsidiary of $50,000, proceeds from sale of investment of $20,000, offset by advance on film rights of $99,000 and cash disposed from sale of subsidiary of $150,100.

•	Net cash used in investing activities for the year ended September 30, 2019, consisted of proceeds from sale of membership interest of $125,000 offset by advance on film rights of $100,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $267,784 for the year ended September 30, 2020, as compared to $1,844,337 for the year ended September 30, 2019, a decrease of $1,576,553 or 85%.

•

Net cash used in investing activities for the year ended September 30, 2020, consisted of proceeds from advance from a related party of $12,000, proceeds from sale of common stock of $3,334, proceeds from note payable of $150,000 and net proceeds from convertible notes payable of $107,450, offset by $5,000 payment of advance from a related party.

•

Net cash used in investing activities for the year ended September 30, 2019, consisted of proceeds from sale of common stock of $5,087, proceeds from notes payable $100,000, net proceeds from convertible notes payable of $3,740,750 offset by payments on convertible notes payable of $1,961,500 and payments on note payable of $40,000.

Cash Requirements

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for fiscal 2021. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $8,743,300 and $189,617 respectively, for the year ended September 30, 2020. Additionally, the Company had an accumulated deficit of $24,458,737 and working capital deficit of $17,593,320 as of September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to asset valuations including film cost, deposits, advances on film rights, the fair value of common stock issued, the valuation of derivative liabilities, the valuation of stock-based compensation and the valuation of deferred tax assets.

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules of this annual report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions,

(2)

a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name	Age	Position

Brian J. Lukow	60	President and Director

Aimee Ventura O’Brien	55	Secretary and Director

Biographical information concerning the executive officer and director listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board to conclude that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our board of directors.

Brian J. Lukow, 60, President and Director. Brian Lukow began his professional career on Wall Street. He was a Senior Vice President of Lehman Brothers from 1984 to 1991 and a managing director of Ladenburg Thalmann from 1992 to 1994. Mr. Lukow was most recently the highly talented co-creator and co-producer of Huckapoo. Prior to that, Mr. Lukow was the co-creator and executive producer of Dream Street, a successful boy band, and a best-selling pop music acts in recent years, whose debut album reached number one on the Billboard Magazine Independent charts. The original girl group concept is his creation and is built upon his experience and success with Dream Street and Huckapoo. In addition to his production credits, Mr. Lukow is also an accomplished songwriter. Among Mr. Lukow’s writing credits is the song “Jennifer Goodbye” which was recorded by Dream Street on its first album; that album went on to sell nearly one million units. Mr. Lukow is a co-writer on five of the original Huckapoo recordings as well. Additionally, Mr. Lukow is the associate producer of the motion picture “The Biggest Fan”, starring Chris Trousdale, Cindy Williams, and Pat Morita. From 1994 to 1996, Mr. Lukow was President of Brirock Entertainment, a firm specializing in artist management.

Aimee Ventura O’Brien, 55, Secretary and Director. Aimee Ventura O’Brien has a diverse background in business, including experiences on Wall Street and in the world of architecture. On Wall Street, Ms. O’Brien traded complex equity derivatives for Credit Suisse and Fidelity Investment. She eventually decided to return to school to become an architect. Since graduating, Ms. O’Brien has worked for two large building envelope firms in New York, learning about the complex design of building skins. Ms. O’Brien holds a bachelor’s degree in mathematics and business from Skidmore College and a bachelor’s of architecture from NY Institute of Technology. Additionally, she has taken graduate courses at New York University. Ms. O’Brien has won awards from the American Institute of Architects, Henry Adams Certificate, Robert Jensen Memorial Award, and the Maria Bentel Memorial Thesis Travel Grant.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Code of Ethics

The Company does not currently have a Code of Ethics.

Corporate Governance

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, corporate governance committee or any other committee of our board of directors. Our entire Board of Directors meets to undertake the responsibilities that would otherwise be delegated to a committee of our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given our lack of material operations.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information regarding executive compensation earned in or with respect to our fiscal year 2020 and 2019 by:

●	each person who served as our CEO; and

●	each person who served as our CFO; and

●	each person who served as our President.

Compensation Table for Executives

Name and Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Brian Lukow:	2020	$96,000	$—	$180	$—	$—	$—	$96,180
Chief Executive Officer,	2019	$96,000	$—	$116,972	$—	$—	$—	$212,972
President and Director (1)

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

Compensation of Management

Except as disclosed above, we have no contractual arrangements with any executives or directors.

Outstanding Equity Awards at 2020 Fiscal Year-End for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of September 30, 2020, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Brian Lukow	—	—	—	—	—	—	—	—	—

Compensation of Directors

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended September 30, 2020 and 2019:

Name	Years	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Brian Lukow	2020	—	16	—	—	—	—	16
	2019	—	909	—	—	—	—	909

Brian Gold (1)	2019	—	873	—	—		—	873

Aimee Ventura O’Brien	2020	—	16	—	—	—	—	16
	2019	—	909	—	—	—	—	909

(1)	On August 29, 2019, the Company accepted the resignation of Brian Gold as a director of the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of August 17, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,189,178,428 shares of our common stock issued and outstanding and 51 shares of our Series A Preferred Stock issued and outstanding as of August 17, 2021. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Five Percent Stockholders:

Brian Lukow (3)	Common Stock	5,064,386	0.1211%
	Preferred Stock	51	100%
Aimee Ventura O’Brien (4)	Common Stock	1,052,580	0.0252%

Directors and Officers as a Group		6,116,966	0.0146%
Crazy for the Boys, LLC (5)	Common Stock	5,201,500	0.1244%

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

2.	Based on 4,189,178,428 issued and outstanding shares of common stock as of August 17, 2021.
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

SEC Rule 13d-3 generally provides that beneficial owner of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 for both periods for the year ended September 30, 2020, and 2019.

The CEO of the Company, Brian Lukow, who is the creator, writer, actor and producer of the movie, is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the movie or the sale of ancillary products. As of September 30, 2020, and 2019, the Company recorded a total of $125,000 in accrued expenses for services rendered by the CEO of the Company and a corresponding increase in film cost.

During the year ended September 30, 2019, the CEO and a former director of the Company loaned $2,701 to the Company for working capital purposes which is reflected as due to related parties. During the year ended September 30, 2020, the CEO loaned an additional $1,000 for working capital purposes. The loan is non-interest bearing and are due on demand. As of September 30, 2020, and 2019, this loan had a balance of $3,701 and $2,701, respectively.

On July 1, 2020, the Company issued a Promissory Note to Brian Gold, a member of the Board of Directors who is considered a related party, with a principal amount $11,000. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. During the three months ended September 30, 2020, the Company repaid $5,000 of the principal balance. As of September 30, 2020, the note had principal balance of $6,000.

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of the NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

Based on this review, we have no independent directors pursuant to the requirements of the NASDAQ Stock Market.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to our company for the years ended September 30, 2020, and 2019 for professional services rendered by our independent registered public accounting firm, Salberg and Company, P.A.:

	Years Ended September 30,
Fee Category	2020	2019
Audit Fees (1)	$56,400	$56,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$56,400	$56,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the fiscal years ended September 30, 2020, and 2019.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2020, and 2019, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2020 and 2019 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on page from F-2 onwards.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Apollo Capital Corp. dated June 27, 2016 (1)

10.8	Promissory Note with Apollo Capital Corp. dated August 25, 2016 (1)

10.9	Promissory Note with Apollo Capital Corp. dated October 25, 2016 (1)

10.10	Promissory Note with Apollo Capital Corp. dated January 5, 2017 (3)

10.11	Promissory Note with Power Up Lending Group dated February 23, 2017 (2)

10.12	Promissory Note with Power Up Lending Group dated March 23, 2017 (2)

10.13	Promissory Note with Apollo Capital dated April 5, 2017 (3)

10.14	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.15	Promissory Note with Apollo Capital dated May 2, 2017 (3)

10.16	Loan and Security Agreement with Apollo Capital dated June 13, 2017 (3)

10.17	Extension and Release to Loan and Security Agreement with Apollo Capital dated July 25, 2017 (3)

10.18	Promissory Note with GS Capital Partners dated June 12, 2017 (3)

10.19	Executive Producer Agreement dated July 5, 2017 (3)

10.20	Promissory Note with JSJ Investments dated July 6, 2017 (3)

10.21	Promissory Note with Auctus Fund I dated July 18, 2017 (3)

10.22	Promissory Note with GS Capital Partners dated August 18, 2017 (3)

10.23	Promissory Note with Power Up Lending Group dated September 20, 2017 (3)

10.24	Promissory Note with Auctus Fund II dated September 25, 2017 (3)

10.25	Release and Indemnification Agreement dated November 9, 2017 (3)

10.26	Release and Indemnification Agreement dated November 9, 2017 (3)

10.27	Promissory Note with Power Up Lending Group dated November 28, 2017 (3)

10.28	Promissory Note with EMA Financial dated December 20, 2017 (3)

10.29	Promissory Note with GS Capital Partners dated December 6, 2017 (3)

10.30	Promissory Note with Crown Bridge Partners, LLC dated January 15, 2018 (4)

10.31	Promissory Note with Adar Bays, LLC dated January 29, 2018 (4)

10.32	Promissory Note with GS Capital Partners, LLC dated February 12, 2018 (4)

10.33	Promissory Note with Power Up Lending Group, Ltd. dated March 22, 2018 (4)

10.34	Promissory Note with GS Capital Partners, LLC dated March 26, 2018 (4)

10.35	Equity Financing Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.36	Equity Registration Rights Agreement with GHS Investments, LLC dated April 11, 2018 (6)

10.37	Promissory Note with GHS Investments, LLC, as amended on June 27, 2018 (6)

10.38	Promissory Note dated April 1, 2018 (6)

10.39	Promissory Note with GHS Investments, LLC dated July 30, 2018 (7)

10.40	Promissory Note with One44 Capital LLC dated July 19, 2018 (8)

10.41	Promissory Note with Power Up Lending Group Ltd. dated July 26, 2018 (9)

10.42	Promissory Note with One44 Capital LLC dated September 14, 2018 (9)

10.43	Promissory Note with Power Up Lending Group Ltd. dated September 21, 2018 (9)

10.44	Promissory Note with GS Capital Partners, LLC dated October 24, 2018 (9)

10.45	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (9)

10.46	Promissory Note with GS Capital Partners, LLC dated November 6, 2018 (9)

10.47	Promissory Note with UP Lending Group Ltd. dated November 13, 2018 (9)

10.48	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (9)

10.49	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (9)

10.50	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (9)

10.51	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (9)

10.52	Promissory Note with Power Up Lending Group Ltd. dated December 17, 2018 (9)

10.53	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (9)

10.54	Settlement Agreement with Apollo Capital Corp. dated October 30, 2018 (9)

10.55	Promissory Note with GS Capital Partners, LLC dated January 9, 2018 (9)

10.56	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (10)

10.57	Promissory Note with Power Up Lending Group Ltd. dated February 25, 2019 (10)

10.58	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (10)

10.59	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (10)

10.60	Promissory Note with Power Up Lending Group Ltd. dated April 11, 2019 (10)

10.61	Promissory Note with Odyssey Capital Funding LLC dated April 22, 2019 (10)

10.62	Promissory Note with Auctus Fund, LLC dated May 14, 2019 (11)

10.63	Promissory Note with Power Up Lending Group Ltd. dated May 20, 2019 (11)

10.64	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (11)

10.65	Promissory Note with Coolidgee Capital LLC dated May 24, 2019 (11)

10.66	Promissory Note with Odyssey Capital Funding, LLC dated June 11, 2019 (11)

10.67	Promissory Note with Power UP Lending Group Ltd. dated June 17, 2019 (11)

10.68	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (11)

10.69	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (11)

10.70	Promissory Note with Adar Alef LLC dated August 9, 2019 (12)

10.71	Promissory Note with Crown Bridge Partners, LLC dated August 27, 2019 (12)

10.72	Promissory Note with GS Capital Partner, LLC dated September 4, 2019 (12)

10.73	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019 (12)

10.74	Promissory Note with Power Up Lending Group Ltd. dated September 5, 2019 (12)

10.75	Promissory Note with LG Capital Funding LLC dated September 23, 2019 (12)

10.76	Promissory Note with Auctus Fund, LLC dated October 9, 2019 (12)

10.77	Promissory Note with JSJ Investments Inc. dated October 8, 2019 (12)

10.78	Promissory Note with Power Up Lending Group Ltd. dated November 29, 2019

10.79	Stock Purchase and Sale Agreement with Carmel Valley Productions Inc. (13)

10.80	Promissory Note with GS Capital Partners, LLC dated January 7, 2021 (13)

10.81	Promissory Note with GS Capital Partners, LLC dated February 3, 2021 (13)

10.82	Promissory Note with GS Capital Partners, LLC dated February 24, 2021 (13)

10.83	Promissory Note with GS Capital Partners, LLC dated April 1, 2021 (13)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our Form 10-Q filed on May 11, 2017 and incorporated herein by reference.
(3)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(4)	As filed with our Form 10-Q filed on May 14, 2018 and incorporated herein by reference.
(5)	As filed with our Form S-1 Registration Statement filed on May 29, 2018 and incorporated herein by reference.
(6)	As filed with our Form S-1/A Registration Statement filed on July 17, 2018.
(7)	As filed with our Form S-1/A Registration Statement filed on August 3, 2018.
(8)	As filed with our Form 10-Q filed on August 14, 2018.
(9)	As filed with our Form 10-K filed on January 15, 2019.
(10)	As filed with our Form 10-Q filed on May 17, 2019.
(11)	As filed with our Form 10-Q filed on August 14, 2019.
(12) (13)	As filed with our Form 10-K filed on January 14, 2020. As field with our Form 10-Q filed on June 8, 2021.
*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: August 20, 2021	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Lukow	Chief Executive Officer, Chief Financial Officer, President and Director	August 20, 2021
Brian Lukow	(Principal Executive, Financial and Accounting Officer)

/s/ Aimee Ventura O’Brien	Director	August 20, 2021
Aimee Ventura O’Brien

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of:

All For One Media Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of All For One Media Corp. and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for each of the two years in the period ended September 30, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss and cash used in operations of $8,743,300 and $189,617, respectively, for the year ended September 30, 2020. Additionally, the Company had an accumulated deficit of $24,458,737 and working capital deficit of $17,593,320 as of September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As described in Footnote 2 “Derivative Liabilities” and “Fair Value Measurements” and Footnote 5, “Convertible Notes Payable” to the consolidated financial statements, the Company recorded derivative activity during fiscal 2020 that resulted primarily in a net aggregate derivative expense of $5,184,212 and derivative liabilities of $10,997,765 at September 30, 2020.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

August 20, 2021

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019

ASSETS
Current assets:
Cash	$2,103	$103,036
Prepaid expenses and other current assets	8,000	52,550
Total current assets	10,103	155,586
Other assets:
Deposit	-	25,000
Advances on film rights - related party	-	100,000

TOTAL ASSETS	$10,103	$280,586

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$87,234	$45,663
Accounts payable and accrued liabilities - related party	188,056	128,036
Accrued interest	1,002,708	282,323
Convertible notes payable, net of debt discounts	4,212,959	2,075,780
Notes payable	430,000	530,000
Note payable - related party	200,000	200,000
Loans payable	475,000	475,000
Due to related parties	9,701	2,701
Derivative liabilities	10,997,765	6,166,273
Total current liabilities	17,603,423	9,905,776

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; Series A Preferred stock: $0.001 par value; 51 shares designated; 51 and 51 shares issued and outstanding at September 30, 2020 and 2019, respectively	-	-
Common stock: $0.001 par value; 4,200,000,000 shares authorized; 2,292,574,092 and 77,114,395 shares issued and outstanding as of September 30, 2020 and 2019, respectively	2,292,576	77,114
Additional paid-in capital	4,942,567	6,382,859
Accumulated deficit	(24,458,737)	(15,724,493)
Total All For One Media Corp. Stockholders' deficit	(17,223,594)	(9,264,520)

Non-controlling interest in subsidiaries	(369,726)	(360,670)

Total Stockholders' deficit	(17,593,320)	(9,625,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,103	$280,586

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2020	2019

Revenues	$9,762	$6,603

Operating expenses:
Compensation expense	98,180	156,972
Professional and consulting expense	124,262	837,811
Impairment of deposits	15,216	-
Impairment of film cost	-	3,284,062
General and administrative expense	136,298	415,321
Total operating expense	373,956	4,694,166
Loss from operations	(364,194)	(4,687,563)

Other income (expense):
Initial derivative expense	(120,078)	(4,691,781)
Change in fair value of derivative liabilities	(5,064,135)	2,305,865
Gain (loss) from extinguishment of debt, net	(29,590)	2,436,955
Loss on sale of subsidiary	(45,840)	-
Gain on sale of investment	20,000	-
Impairment of offering cost	-	(40,000)
Profit interest recovery	-	1,224,773
Interest expense	(3,139,463)	(4,046,756)
Total other expense, net	(8,379,106)	(2,810,944)

Loss before provision for income taxes	(8,743,300)	(7,498,507)

Provision for income taxes	-	-

Net loss	(8,743,300)	(7,498,507)

Losses attributable to non-controlling interest	9,056	385,153

Net loss attributable to All For One Media Corp.	$(8,734,244)	$(7,113,354)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	1,248,062,682	71,586,352

NET LOSS PER COMMON SHARE OUTSTANDING:
Basic and Diluted	$(0.01)	$(0.10)

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED SEPTEMBER 30, 2020 and 2019

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2018	51	$-	55,638,122	$55,638	$5,352,315	$(8,611,139)	$(36,869)	$(3,240,055)

Sale of common stock	-	-	399,906	400	4,687	-	-	5,087

Issuance of common stock for services	-	-	10,087,000	10,087	500,548	-	-	510,635

Issuance of common stock for prepaid services	-	-	1,000,000	1,000	49,000	-	-	50,000

Sale of membership interest in subsidiary	-	-	-	-	63,648	-	61,352	125,000

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	10,141,748	10,141	409,061	-	-	419,202

Issuance of common stock in connection with cashless exercise of warrants	-	-	2,927,619	2,928	(2,928)	-	-	-

Reclassification of derivative liabilities relating to exercised warrants	-	-	-	-	3,448	-	-	3,448

Cancellations of common stock	-	-	(3,080,000)	(3,080)	3,080	-	-	-

Net loss for the year	-	-	-	-	-	(7,113,354)	(385,153)	(7,498,507)

Balance, September 30, 2019	51	-	77,114,395	77,114	6,382,859	(15,724,493)	(360,670)	(9,625,190)

Sale of common stock	-	-	3,969,000	3,969	(635)	-	-	3,334

Issuance of common stock for services	-	-	286,000	286	(110)	-	-	176

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	2,211,204,697	2,211,207	(1,439,547)	-	-	771,660

Net loss for the year	-	-	-	-	-	(8,734,244)	(9,056)	(8,743,300)

Balance, September 30, 2020	51	-	2,292,574,092	$2,292,576	$4,942,567	$(24,458,737)	$(369,726)	$(17,593,320)

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,743,300)	$(7,498,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,732,387	3,056,096
Stock-based compensation	176	560,635
(Gain) loss from extinguishment of debt	29,590	(2,436,955)
Gain on sale of investment	(20,000)	-
Impairment of deposits	15,216	-
Loss from sale of subsidiary, CVPI	45,840	-
Impairment of offering cost	-	40,000
Impairment of film cost	-	3,284,062
Profit interest recovery	-	(1,224,773)
Initial derivative expense	120,078	4,691,781
Change in fair value of derivative liabilities	5,064,135	(2,305,865)
Non-cash interest expense	10,500	1,000
Non-cash default penalty interest	657,715	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	29,334	(19,045)
Deposit	25,000	(25,000)
Film production costs	-	(67,995)
Accounts payable and accrued liabilities	41,571	(167,939)
Accounts payable and accrued liabilities - related party	60,020	1,036
Accrued interest	742,122	286,824
NET CASH USED IN OPERATING ACTIVITIES	(189,617)	(1,824,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of membership interest	-	125,000
Advances on film rights	(99,000)	(100,000)
Cash disposed from sale of subsidiary	(150,100)	-
Proceeds from sale of investment	20,000	-
Proceeds from sale of subsidiary, CVPI	50,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(179,100)	25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a related party	12,000	-
Proceeds from sale of common stock	3,334	5,087
Proceeds from note payable	150,000	100,000
Proceeds from convertible notes payable, net of debt discounts	107,450	3,740,750
Payments on convertible notes payable	-	(1,961,500)
Payments on note payable	-	(40,000)
Payments on advance from a related party	(5,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	267,784	1,844,337

NET CHANGE IN CASH	(100,933)	44,692

CASH AND CASH EQUIVALENTS - beginning of year	103,036	58,344

CASH AND CASH EQUIVALENTS - end of period	$2,103	$103,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$701,764
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount from derivative liabilities	$107,450	$3,740,750
Issuance of common stock in connection with conversion of note payable and accrued interest	$271,400	$464,471
Issuance of common stock in connection with exercise of warrants	$-	$2,928
Cancellation of common stock	$-	$(3,080)
Subscription receivable in connection with sale of common stock	$-	$5,087
Reduction of loans payable and accrued interest due to debt settlement agreement	$-	$767,965
Issuance of notes payable due to debt settlement agreement	$-	$430,000
Issuance of common stock as prepaid expense	$-	$50,000

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its majority-owned and wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances have been eliminated and net earnings are reduced by the portion of the net loss of subsidiaries applicable to non-controlling interests.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of September 30, 2020, and 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2020, and 2019, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $8,000 and $52,550 as of September 30, 2020, and 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash and common stock for consulting which are being amortized over the terms of their respective agreements. Included in other current assets at September 30, 2019 was a deposit of $15,216 which was related to deposit payments to various unions as security payments for all performers, background actors and production staff. During the year ended September 30, 2020, the Company determined a deposit in the amount of $15,216 was impaired and was written off (see below).

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to asset valuations including film cost, deposits, advances on film rights, the fair value of common stock issued, the valuation of derivative liabilities, the valuation of stock-based compensation and the valuation of deferred tax assets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

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

As of September 30, 2020, and 2019, the carrying value of the film costs for both periods was $0. During the year ended September 30, 2019, the Company determined that the film cost in the amount of $3,284,062 was impaired. Consequently, the Company recorded impairment expense of $0 and $3,284,062 during the year ended September 30, 2020, and 2019, respectively.

Fair Value Measurement and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2020 and 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

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

In August 2018, the FASB issued ASU 2018-13,” Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. During the quarter ended March 31, 2020, the Company adopted ASU 2018-13. This guidance did not have a material impact on its consolidated financial statements.

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at September 30, 2020 and 2019:

	September 30, 2020			September 30, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$10,997,765	$—	$—	$6,166,273

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended September 30,
	2020	2019
Balance at beginning of year	$6,166,273	$2,422,654
Initial valuation of derivative liabilities included in debt discount	107,450	3,740,750
Initial valuation of derivative liabilities included in derivative expense	120,078	4,691,781
Reclassification of derivative liabilities to gain on debt extinguishment	(460,171)	(2,383,047)
Change in fair value included in derivative expense	5,064,135	(2,305,865)
Balance at end of year	$10,997,765	$6,166,273

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

SEPTEMBER 30, 2020, AND 2019

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

The potentially dilutive common stock equivalents as of September 30, 2020, and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	September 30,
	2020	2019
Common Stock Equivalents:
Stock Warrants	1,600,000	400,000
Convertible Notes	152,108,787,982	503,459,521
Total	152,110,387,982	503,859,521

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2020, 2019, and 2018 tax years may still be subject to federal and state tax examination.

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

SEPTEMBER 30, 2020, AND 2019

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of September 30, 2020, and 2019, the Company recorded a non-controlling interest balance of $(369,726) and $(360,670), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $9,056 and $385,153 during the years ended September 30, 2020, and 2019, respectively, as reflected in the accompanying consolidated statements of operations.

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

During the years ended September 30, 2020, and 2019, the Company recognized revenue of $9,762 and $6,603, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $8,743,300 and $189,617 respectively, for the year ended September 30, 2020. Additionally, the Company had an accumulated deficit of $24,458,737 and working capital deficit of $17,593,320 as of September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

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

On June 22, 2020, the Company sold the remaining 1,000,000 shares of common stock or 10% equity ownership of CVPI, to a third-party for cash proceeds of $20,000 which was recorded as gain on sale of investment in the accompanying consolidated statement of operations.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of September 30, 2020, and 2019, convertible notes payable – unrelated party consisted of the following:

	September 30,
	2020	2019
Principal amount	$4,215,822	$3,690,030
Less: unamortized debt discount	(2,863)	(1,614,250)
Convertible notes payable, net	$4,212,959	$2,075,780

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $110,000. The 10% convertible promissory note and all accrued interest were due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $100,000. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company had no right to prepay the note. Any amount of principal or interest on this note which was not paid when due bore interest at the rate of 18% per annum from the due date thereof until the same was paid. The conversion price, however, was subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount of $10,000 in connection with this note payable which was amortized over the term of the note. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off the principal amount of $110,000 (see below). As of September 30, 2019, the note had no outstanding balance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On May 2, 2017, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $99,000. The 10% convertible promissory note and all accrued interest were due on May 2, 2019. During fiscal 2017, the Company received proceeds for a total of $87,500. The note was secured and bore interest at the rate of 10% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 150%. After this initial 180-day period, the Company had no right to prepay the note. Any amount of principal or interest on this note which was not paid when due bore interest at the rate of 18% per annum from the due date thereof until the same was paid. The conversion price, however, was subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid original issuance discount and related loan fees of $9,000 in connection with this note payable which was amortized over the term of the note. As of September 30, 2018, the principal balance of this note was $87,500. On October 30, 2018, the Company entered into a Settlement Agreement and Release with this note holder and paid off principal amount of $87,500 (see below). As of September 30, 2019, the note had no outstanding balance.

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

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $121,518 and $78,031, respectively.

In August 2017, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 8% per annum and matured in August 2018. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 52% of the volume weighted average price of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 135% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $10,000 in connection with this note payable which was being amortized over the term of the note. In August 2018, the Company issued an aggregate of 1,150,567 common stock to the note holder upon the conversion of $25,000 of principal amount and accrued interest of $1,923. During the year ended September 30, 2019, the Company issued an aggregate of 3,064,887 common stock to the note holder upon the conversion of $42,250 of principal amount, accrued interest of $3,942 and fees of $0. During the year ended September 30, 2019, the Company paid off the principal note of $6,500 and issued 2,151,661 of common stock to the note holder upon the conversion of $36,250 of principal amount and accrued interest of $4,719. As of September 30, 2019, the this note had no outstanding balance.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $190,248 and $110,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

Between December 2017 and March 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $110,000. The 8% convertible promissory notes and all accrued interest were due in December 2018. The notes were unsecured and bore interest at the rate of 8% per annum from the issuance date. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. The Company paid total original issue discount and related loan fees of $10,000 in connection with this note payable which was amortized over the term of the note. On December 3, 2018, and February 11, 2019, the Company paid off total principal amount of $110,000 including accrued interest of $9,909 and prepayment penalty of $26,502. As of September 30, 2019, the note had no outstanding balance.

In January 2018, the Company issued 10% Convertible Promissory Notes for principal borrowings of up to $80,000 and received total proceeds of $80,000 to date. The note was unsecured and bore interest at the rate of 10% per annum and matured in January 2019 and October 2019. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 55% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid a total of original issue discount and related loan fees of $11,500 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2018, in connection with the issuance of this note, the Company granted an aggregate of 333,333 warrants to purchase the Company’s common stock (see Note 8). The warrants had a term of one-year from the date of grants and was exercisable at an exercise price of $0.18. In July 2018, the Company paid off the principal note of $40,000, accrued interest of $1,432 and additional prepayment interest of $20,540. On November 14, 2018, the Company paid off the principal amount of $20,000 including accrued interest of $1,511 and prepayment penalty of $9,968. On April 16, 2019, the Company paid off the principal amount of $20,000 including accrued interest of $942 and prepayment penalty of $10,557. As of September 30, 2019, the this note had no outstanding balance.

On February 12, 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of up to $40,000. The note is unsecured, bears an interest rate of 8% per annum and matured in February 2019. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days including the day of the conversion date. This note may not be prepaid. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On March 18, 2019, the Company paid off the principal amount of $40,000 including accrued interest of $4,077 and prepayment penalty of $11,195. As of September 30, 2019, the note had no outstanding balance.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bears an interest rate of 10% per annum and matured one year from the date of issuance and. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the nine months ended June 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $27,775 and $80,000, respectively.

In April 2018, the Company entered into an amendment agreement with a certain note holder of 12% convertible notes issued in July 2017 (see above) and September 25, 2017 (see above), both for principal amounts of $110,000 whereby the Company agreed to grant 400,000 warrants to purchase the Company’s common stock (see Note 8) and $25,000 in exchange for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018 unless an event of default as defined in the note agreement occurs or the Company’s stocks trades at a price less than $0.02 per share. The 400,000 warrants were valued on the grant date at approximately $0.05 per warrant or a total of $21,541 using a Black-Scholes option pricing model. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.20. The Company accounted for this transaction under ASC 407-50-40 Debt Modification and Extinguishments and determined that such transaction do not apply with this ASC guidance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On May 21, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $16,500 and received proceeds of $16,500. The net proceeds were used to directly pay legal fees. On June 27, 2018, the Company entered into an Amended Promissory Note with this note. The Amended Promissory Note amended a certain 10% Convertible Promissory Note by removing the variability of the conversion feature of the note and establishing a fixed conversion price of $0.041 per share. The note was unsecured, bore an interest rate of 10% per annum and matured on January 24, 2019. The note holder had the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to $0.041 per share. The Company paid original issue discount and related loan fees of $1,500 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $16,500. As of September 30, 2019, the note had no outstanding balance.

On May 7, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The note is unsecured, bears an interest rate of 12% per annum and matured February 15, 2019. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest two trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $78,000 including accrued interest of $4,693 and prepayment penalty of $32,898. As of September 30, 2019, the note had no outstanding balance.

On May 16, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $85,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 16, 2019. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the lowest 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 135% to 150% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $85,000 including accrued interest of $5,365 and prepayment penalty of $42,248. As of September 30, 2019, the note had no outstanding balance.

On June 1, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. During year ended September 30, 2019, the Company paid off a total principal amount of $90,000 including accrued interest of $9,209 and prepayment penalty of $8,680. As of September 30, 2019, this note had no outstanding balance.

On June 15, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The note is unsecured, bears an interest rate of 12% per annum and matured on March 30, 2019. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $78,000 including accrued interest of $4,667 and prepayment penalty of $33,031. As of September 30, 2019, the note had no outstanding balance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On July 13, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The note is unsecured, bears an interest rate of 10% per annum and matured on July 13, 2019. The note holder had the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,000 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $100,000 including accrued interest of $4,959 and prepayment penalty of $47,232. As of September 30, 2019, the note had no outstanding balance.

On July 26, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $53,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 15, 2019. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $53,000 including accrued interest of $3,136 and prepayment penalty of $22,455. As of September 30, 2019, the note had no outstanding balance.

On September 14, 2018, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $100,000. The note is unsecured, bears an interest rate of 10% per annum and matured on September 14, 2019. The note holder had the right to convert beginning following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,000 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $100,000 including accrued interest of $4,932 and prepayment penalty of $47,259. As of September 30, 2019, the note had no outstanding balance.

On September 21, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $58,000. The note was unsecured, bears an interest rate of 12% per annum and matured on July 15, 2019. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $58,000 including accrued interest of $3,318 and prepayment penalty of $24,527. As of September 30, 2019, the note had no outstanding balance.

On October 24, 2018, the Company issued 8% Convertible Promissory Notes for principal borrowings of $40,000. The note was unsecured, bears an interest rate of 8% per annum and matured on October 24, 2019. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 57% of the lowest trading price of the Company’s common stock during the 15 prior trading days to the conversion date. The Company had no right to prepay the note within 6 months of the issuance date of this note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. During year ended September 30, 2019, the Company paid off the principal amount of $40,000 including accrued interest of $2,805 and prepayment penalty of $ 7,194.52. As of September 30, 2019, the note had no outstanding balance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum and matured on October 31, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $275,000 and $250,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum and matured on November 6, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $132,000 and $120,000, respectively.

On November 13, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000. The note was unsecured, bears an interest rate 12% per annum and matured on August 30, 2019. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On May 13, 2019, the Company paid off the principal amount of $73,000 including accrued interest of $4,320 and prepayment penalty of $30,928. As of September 30, 2019, the principal balance of this note was $0.

On November 20, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000. The note was unsecured, bears an interest rate of 12% per annum and matured on August 20, 2019. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. On May 23, 2019, the Company paid off the principal amount of $100,000 including accrued interest of $6,082 and prepayment penalty of $33,918. As of September 30, 2019, the note had no outstanding balance.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $154,000 and $140,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $330,556 and $250,000, respectively.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $165,000 and $150,000, respectively.

On December 17, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000. The note is unsecured, bears an interest rate of 12% per annum and matured on July 15, 2019. The note holder had the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On June 17, 2019, the Company paid off the principal amount of $78,000 including accrued interest of $4,616 and prepayment penalty of $33,046. As of September 30, 2019, the note had no outstanding balance.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $264,000 and $240,000, respectively.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $179,300 and $163,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $99,000 and $90,000, respectively.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $121,000 and $110,000, respectively.

On February 25, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $53,000. The note is unsecured, bears an interest rate of 12% per annum and matured on December 15, 2019. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which was amortized over the term of the note. On September 5, 2019, the Company paid off a total principal amount of $53,000 including accrued interest of $3,346 and prepayment penalty of $22,367. As of September 30, 2019, the note had no outstanding balance.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $385,000 and $350,000, respectively.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $59,400 and $54,900, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On April 11, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on February 28, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 107,599,614 common stock to the note holder upon the conversion of $78,000 of principal amount and accrued interest of $4,680. As of September 30, 2020, and 2019, the principal balance of this note was $0 and $78,000, respectively.

On April 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $95,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 22, 2020. The note holder had the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issuance discount of $5,000 in connection with this note payable which will be amortized over the term of the note. On September 4, 2019, the Company paid off a total principal amount of $100,000 including accrued interest of $3,699 and prepayment penalty of $45,401. As of September 30, 2019, the note had no outstanding balance.

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on May 9, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 120-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $7,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 166,415,235 common stock to the note holder upon the conversion of $31,659 of principal amount. As of September 30, 2020, and 2019, the principal balance of this note was $68,341 and $100,000, respectively.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 379,522,399 common stock to the note holder upon the conversion of $43,700 of principal amount. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $53,900 and $73,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $118,800 and $108,000, respectively.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2020, and 2019, the principal balance of this note was $100,000.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 11, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 18,461,758 common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $146. This note is currently in default for non-payment and $12,210 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $134,310 and $125,000, respectively.

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on April 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $39,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $117,000 and $78,000, respectively.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $137,500 and $125,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $159,500 and $145,000, respectively.

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $55,000 and $50,000, respectively.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount of $550. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $60,000 and $40,000, respectively.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $181,500 and $165,000, respectively.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on June 30, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $31,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $94,500 and $63,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $242,000 and $220,000, respectively.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 23, 2020. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 80,543,272 common stock to the note holder upon the conversion of $3,825 of principal and $605 of accrued interest. This note is currently in default for non-payment and $3,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, and 2019, the principal balance of this note was $34,675 and $35,000, respectively.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matures on October 8, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2020, the principal balance of this note was $39,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, the principal balance of this note was $51,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

Additionally, on October 9, 2019, the Company granted a 1,200,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of a convertible note (see above). The warrant expire five-years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing (see Note 8) which is being amortized over the term of the note.

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $38,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on September 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $19,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2020, the principal balance of this note was $57,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2020, the principal balance of this note was $8,000.

Accrued interest related to the convertible notes payable amounted to $962,830 and $267,516 as of September 30, 2020, and 2019, respectively, which was included in accrued interest on the accompanying consolidated balance sheets. During the years ended September 30, 2020, and 2019, the Company recorded interest expense of $713,793 and $321,364, respectively, in connection with these convertible notes payable.

During the year ended September 30, 2020, the Company recorded an aggregate default penalty of $657,715 charged to interest expense, in connection with the convertible notes payable.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additional, as of September 30, 2020 and 2019, the Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the fiscal year ended September 30, 2019, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $8,432,531 was recorded as derivative liabilities of which $3,740,750 was allocated as a debt discount and $4,691,781 as derivative expense.

During the fiscal year ended September 30, 2020, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $227,537 was recorded as derivative liabilities of which $107,450 was allocated as a debt discount and $120,078 as derivative expense.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain (expense) from the change in the derivative liabilities fair value of $(5,064,135) and $2,305,865 for the years ended September 30, 2020, and 2019, respectively.

During the year ended September 30, 2020, the fair value of the derivative liabilities was estimated at issuance and at the September 30, 2020, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 1 year
Volatility	242% to 304%
Risk-free interest rate	0.05% to 1.61%

For the years ended September 30, 2020, and 2019, amortization of debt discounts related to the convertible notes amounted to $1,732,387 and $3,056,096, respectively, included as interest expense on the accompanying consolidated statements of operations. As of September 30, 2020, and 2019, the unamortized debt discount was $2,863 and $1,614,250, respectively.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	September 30,
	2020	2019
Notes principal amount – related party	$200,000	$200,000
Notes principal amount – unrelated party	430,000	530,000
Loans payable, net	$630,000	$730,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of September 30, 2020, and 2019, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying consolidated balance sheet. As of September 30, 2020, and 2019, the accrued interest of this note was $24,218 and $14,192, respectively.

On July 30, 2018, the Company issued an 8% promissory note for $40,000 to GHS (see Note 8). The 8% promissory note and all accrued interest were due on January 30, 2019. The promissory note was issued as payment for the commitment fee in connection with the equity financing agreement dated on April 11, 2018. On January 22, 2019, the Company paid off the principal amount of $40,000 including accrued interest of $1,552. As of September 30, 2019, the note had no outstanding balance.

On September 27, 2019, the Company, through its then wholly owned subsidiary, CVPI, issued a 10% promissory note for $100,000. The 10% promissory note and all accrued interest are due on June 27, 2020. This note may be prepaid without penalty. On January 17, 2021, the Company sold its interest in the CVPI and the outstanding principal of $100,000 and related accrued interest of the note payable was assumed by CVPI (see Note 4). As of September 30, 2020, and 2019, the principal balance of this note was $0 and $100,000.

Notes Payable - Unrelated Party

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000 (“June 2017 Note”). The 12% secured note and all accrued interest was due on August 15, 2017. The default interest rate was 22% after the maturity date. The Company received proceeds of $350,000 and paid original issue discount and related loan fees of $50,000 in connection with the June 2017 Note which was amortized over the term of the loan. The June 2017 Note was used for the production of the Movie. The Company had granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to; (i) all bank accounts; (ii) all of the Company’s right under any contract; (iii) all accounts payable; (iv) all chattel paper, documents and instruments related to accounts; (v) all intellectual property; (vi) all inventory, furniture, fixtures, equipment and supplies and; (vii) all proceeds, products and accessions of, and to, any and all of the foregoing. In July 2017, the Company entered into an Agreement (the “Extension Agreement”), to extend the maturity date of the June 2017 Note to December 1, 2017, from August 15, 2017, and to release the guarantee as discussed below. Beginning on December 1, 2017 and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017, and the release of the guarantee, the Company shall pay; (i) $25,000 fee; (ii) 6% of adjusted gross revenue from the Movie as defined in the Extension Agreement and; (iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Extension Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest and was added to the principal amount of loan in fiscal year 2018.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

The Company accounted for the 6% profit consideration for the Extension Agreement discussed above in accordance with ASC 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30 - Interest Method. The Company determined an effective interest rate based on estimated future expected cash flows to be paid to the note holder. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the note holder and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability since the Movie was in post-production stage, and thus were subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, during fiscal year 2018, the Company estimated the cash flows associated with the Movie and determined a discount of $643,500 which was being accounted for as interest expense over a five-year estimated life of the Movie based on expected future revenue streams. As of September 30, 2019, the Company expects no profit from the Movie (see impairment expense in Note 2 “Film Production Cost”) and reversed to profit interest recovery on the accompanying consolidated statements of operations the profit interest payable of $225,660 recorded during the fiscal year 2018 and reversed the profit interest accrued during the year ended September 30, 2019, in the amount of $134,679, recorded as a credit to interest expense. Between March 2019 to May 2019, the Company paid accrued interest of $45,000 related the June 2017 Note.

In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“July 2017 Note”) for a principal amount of $98,465. On December 12, 2017, the Company paid $25,000 towards the July 2017 Note.

In January 2018, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“January 2018 Note”) for a principal amount of $11,250. The January 2018 Note bore 12% interest per annum and was considered due on demand as there was no set maturity.

On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the June 2017 Note, July 2017 Note and January 2018 Note with an aggregate principal of $509,715 and accrued interest of $258,250, for a total outstanding balance of $767,965. Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory with a maturity date of September 16, 2021, and a default interest rate of 16%, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019.

In connection with the Settlement Agreement, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes to former director of the Company for $125,000 and a third-party note holder for $125,000 (the collectively as “Notes”), for a total principal amount of $250,000 which are both due on July 16, 2021. The Notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes are guaranteed by the Company. In the event, the Company sells the Movie, the Notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. These Notes are currently in default for non-payment. The Company and Brian Lukow, CEO of the Company, have not transferred and assigned any of its rights, title and interest in the Movie equally to each holder of the Notes.

As of September 30, 2019, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $616. As of September 30, 2020, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $15,658. As of September 30, 2020, the Company had not made any payments towards the Notes.

During the years ended September 30, 2020, and 2019, the Company recorded interest expense of $25,068 and $11,615, respectively, in connection with the notes payable.

Loans Payable

Loans payable consisted of the following:

	September 30,
	2020	2019
Loans principal amount	$475,000	$475,000

Loans payable	$475,000	$475,000

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor.

Consequently, the initial proceeds of $300,000 was accounted for as liability or debt to be repaid only if there is a profit in the Movie. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on estimated future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability since the Movie was still in post-production stage, and thus were subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, during fiscal year 2018, the Company estimated the cash flows associated with the Movie and determined a discount of $2,351,750 which was being accounted for as interest expense over the 5-year estimated life of the Movie based on expected future revenue streams. As of September 30, 2019, the Company expects no profit from the Movie (see impairment expense in Note 2 “Film Production Cost”) and reversed to profit interest recovery on the accompanying consolidated statements of operations the profit interest payable of $699,113 which was recorded as of fiscal 2018 as well as the $300,000 liability discussed above and reversed the profit interest accrued during the year ended September 30, 2019 in the amount of $452,678, recorded as a credit to interest expense. As of September 30, 2020, and 2019, loan payable net of unamortized debt discount amounted $475,000.

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

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 for both periods for the year ended September 30, 2020, and 2019.

During the year ended September 30, 2019, the CEO and a former director of the Company loaned $2,701 to the Company for working capital purposes which is reflected as due to related parties. During the year ended September 30, 2020, the CEO loaned an additional $1,000 for working capital purposes. The loan is non-interest bearing and are due on demand. As of September 30, 2020, and 2019, this loan had a balance of $3,701 and $2,701, respectively.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of September 30, 2020, and 2019, the Company has an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company and a corresponding increase in film cost.

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

SEPTEMBER 30, 2020, AND 2019

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

On July 1, 2020, the Company issued a Promissory Note to Brian Gold, a member of the Board of Directors who is considered a related party, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. During the three months ended September 30, 2020, the Company repaid $5,000 of the principal balance. As of September 30, 2020, the note had principal balance of $6,000.

NOTE 8 – STOCKHOLDERS’ DEFICIT

In December 2019, the Company’s Board of Directors approved an increase in the authorized shares to 4,205,000,000 shares of authorized capital stock. Consequently, the authorized capital stock consists of 4,200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common Stock

Sale of Common Stock for Cash

•	On November 14, 2019, fiscal year 2020, the Company sold 3,969,000 shares of the Company’s common stock for cash proceeds of $3,334 under the Equity Financing Agreement with GHS.

•

On June 27, 2019, fiscal year 2019, the Company sold 399,906 shares of the Company’s common stock for a subscription receivable of $5,087 under the Equity Financing Agreement with GHS. The Company collected the subscription receivable in July 2019.

Common Stock Issued for Services

•

During the year ended September 30, 2019, the Company issued an aggregate of 72,000 shares of the Company’s common stock to one former director and two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.01 to $0.08 per common share or $2,727 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $2,727 during the year ended September 30, 2019.

•

During the year ended September 30, 2019, the Company issued an aggregate of 240,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.01 to $0.08 per common share or $9,092 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $9,092 during the year ended September 30, 2019.

•

During the year ended September 30, 2019, the Company issued an aggregate of 9,775,000 shares of the Company’s common stock to various consultants, an officer and a former director, as payment for services rendered pursuant to agreements. These shares of common stock had an aggregate fair value of $498,816 based on the quoted trading price on the dates of grants, recorded as stock-based compensation during the year ended September 30, 2019.

•

During the year ended September 30, 2020, the Company issued an aggregate of 48,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.007 per common share or $32 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $32 during the year ended September 30, 2020. In October 2019, the Company reversed a prior grant from September 2019 to a director who resigned. The reversal was for 2,000 shares of common stock and $36 was credited to compensation expense.

•

During the year ended September 30, 2020, the Company issued an aggregate of 240,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.007 per common share or $180 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $180 during the year ended September 30, 2020.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

Common Stock Issued for Prepaid Services

•

On February 11, 2019, fiscal year 2019, the Company entered into a 6-month consulting agreement for business development and investor relations services. The consultant shall receive compensation of 1,000,000 shares of the Company’s common stock (see Note 9). During the year ended September 30, 2019, the Company valued the shares of common stock at the fair value at $0.05 per common share or $50,000 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $50,000 during the year ended September 30, 2019.

Cancellation of Common Stock

•

In November 2018, fiscal year 2019, the Company and Mr. Kra entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and the issuance of the 1,000,000 shares of common stock in February 2018. Consequently, in November 2018, the Company reduced accrued expenses of $56,000 and cancelled 3,080,000 shares of the Company’s common stock which was recorded at par value due to the related party relationship (see Note 9).

Common Stock Issued Upon Conversion of Notes Payable

•

During the year ended September 30, 2020, the Company issued an aggregate of 2,211,204,697 shares of the Company’s common stock to various note holders upon the conversion of $252,922 of principal amount, $18,477 of accrued interest and $10,500 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0001 to $0.0009 per share or $771,660 based on the quoted trading price on the dates of issuance. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as loss from extinguishment of debt which amounted to $489,761 and derivative fair value of $460,171 was recorded as a gain from extinguishment at the time of conversion during the year ended September 30, 2020.

•

During the year ended September 30, 2019, the Company issued an aggregate of 10,141,748 common stock to various note holders upon the conversion of $105,866 of principal amount, $32,762 of accrued interest and $1,000 in fees pursuant to the conversion terms of the convertible notes which contained embedded derivatives. The Company valued these common shares at the fair value ranging from $0.019 to $0.05 per common share or $419,202 based on the quoted trading price on the dates of issuance. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as loss from extinguishment of debt which amounted to $279,574 and derivative fair value of $2,379,599 was recorded as a gain from extinguishment at the time of conversion during the year ended September 30, 2019.

•	During the year ended September 30, 2019, the Company reclassified $3,448 of derivative liabilities to paid-in capital due to the exercise of stock warrants.

Warrant Exercise

•

The Company granted 111,111 warrants in May 2018 in connection with a convertible note which was adjusted under the full ratchet anti-dilution provision and therefore causing the Company to adjust it to a total of 5,714,280 warrants. In November 2018, the Company issued 2,927,619 shares of common stock in connection with the cashless exercise of 3,028,571 of these warrants (see below under Stock Warrants). The Company recorded the common stock at par value and a corresponding offset against additional paid in capital.

Stock Warrants

A summary of outstanding stock warrants as of September 30, 2020, and changes during the year ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2018	511,111	$0.200	2.65
Granted	—	—	—
Additional issuances under ratchet provisions	5,603,169	0.004	0.12
Exercised	(3,028,571)	0.004	—
Forfeited	(2,685,709)	0.004	—
Balance at September 30, 2019	400,000	$0.200	3.52
Granted	1,200,000	0.015	4.03
Exercised/Forfeited	—	—	—
Balance as of September 30, 2020	1,600,000	$0.061	3.65

Warrants exercisable as of September 30, 2020	1,600,000	$0.061	3.65

Weighted average fair value of warrants granted during the period		$0.01

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

The Company granted 111,111 warrants in May 2018 in connection with a convertible note which was adjusted under the full ratchet anti-dilution provision and therefore causing the Company to adjust it to a total of 5,714,280 warrants. In November 2018, the Company issued 2,927,619 shares of common stock in connection with the cashless exercise of 3,028,571 of these warrants (see above). The Company recorded the common stock at par value and a corresponding offset against additional paid in capital.

In October 2019, the Company granted warrant to purchase 1,200,000 of the Company’s common stock in connection with the issuance of a convertible note (see Note 5). The warrant expires five years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants is subject to adjustment pursuant to anti-dilution protection provision and other provisions as defined in the stock warrant agreement. The Company accounted for the warrant as a derivative liability since there were not enough authorized shares to cover all common stock equivalents and recorded a debt discount at relative fair value of $10,616 using a Black-Scholes option pricing model. with the following assumptions: stock price of $0.013 per share (based on the quoted trading price on the dates of grant), volatility of 190%, expected term of five years, and a risk-free interest rate of 1.40%. During the year ended September 30, 2020, the Company recorded a debt discount of $10,616 and a corresponding increase in derivative liabilities. The 400,000 warrants are also accounted for as derivative liabilities.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As September 30, 2020, and 2019, accrued salaries to Mr. Lukow amounted to $46,556 and $3,036, respectively, and was included in accounts payable and accrued liabilities – related party in the accompanying consolidated balance sheets.

On January 31, 2018, the Company entered into a five-year employment agreement with Mr. Howard Kra, the COO of the Company. As compensation for his services per the terms of the employment agreement, the Company shall pay $96,000 per annum and entitled to additional compensation of 1,000,000 shares of the Company’s common stock for the first four months and then 20,000 shares of the Company’s common stock every month thereafter (see Note 8). The employment agreement may be terminated by either party upon 14 days written notice. As of September 30, 2018, accrued salaries to Mr. Kra amounted to $56,000 and was included in accounts payable and accrued liabilities. Through November 2018, the Company accounted for 4,080,000 common shares due to Mr. Kra but the transfer agent had only issued 1,000,000 shares to him in February 2018. In November 2018, the Company and Mr. Kra entered into a separation agreement whereby the Company accepted the resignation of the former COO and both parties agree that there will be no further obligation remained after the payment of $8,000 and the issuance of the 1,000,000 shares of common stock in February 2018. Consequently, in November 2018, the Company reduced accrued expenses of $56,000 and cancelled 3,080,000 shares of the Company’s common stock which was recorded at par value due to the related party relationship.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of September 30, 2020, and 2019, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

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

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective in August 2018. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company issued to GHS a $40,000 promissory note dated July 2018 as a commitment fee which shall mature 6 months from execution (see Note 5). The Company recorded the commitment fee initially as deferred offering cost which was expensed during the fiscal year 2019 due to indefinite delay in the equity offering. As of September 30, 2020, the Equity Financing Agreement expired and the Registration Statement is no longer in effect.

Operating Lease

In December 2015, the Company executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $12,000 and $12,000 for the years ended September 31, 2020, and 2019, respectively.

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

On July 24, 2019, CVPI entered into a Co-Production and Finance Agreement to produce and own Full Out 2 (“FO2”), a full-length motion picture that has been licensed by Netflix Global LLC. Under the terms of the Agreement, the Company’s parent entity will provide its subsidiary, CVPI, a total of $650,000 over the course of the period from July 24, 2019, to December 24, 2019 (the “Funding”) for the production of FO2. The film will be distributed by Gravitas Ventures, LLC. In July 2019, the parent entity disbursed $100,000 to CVPI under the funding schedule which was then advanced to a related party production company controlled by Jeff Deverett to be used in the production of the film. In October 2019, another $99,000 was advanced by CVPI (see Note 7) for a total advance of $199,000. On January 17, 2020, the Company sold CVPI (see Note 4) which included any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the FO2. During the year ended September 30, 2020, the advance of $100,000 was included in the loss on sale of subsidiary as reflected in the accompanying consolidated statement of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

Sales Agency Agreement

On October 25, 2019, the Company entered into a sales agency agreement with a third party who will act as a sales agent for the purpose of seeking distribution for the motion picture project, Crazy for the Boys. The initial term of this agreement commences from November 1, 2019, to June 30, 2020, subject to automatic renewals upon achievement of certain sales goal as defined in the agreement. Both parties agree that if sales agent does not deliver during the initial term period, both parties will reassess the terms and the Company will have the sole option to terminate the agreement. In consideration for the services rendered hereunder, the Sales Agent shall receive 20% on international sales, 15% on domestic sales, and for Netflix sale commission will be 10% for worldwide deal and 7.5% for domestic deal. As of September 30, 2020, and 2019, there were no sales under this agreement.

NOTE 10 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at September 30, 2020 and 2019 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended September 30, 2020, and 2019 were as follows:

	Years Ended September 30,
	2020	2019
Income tax benefit at U.S. statutory rate of 21%	$(1,834,191)	$(1,493,804)
Income tax benefit – State tax rate at 5%	(436,712)	(355,668)
Non-deductible expenses	1,806,054	1,464,488
Increase in valuation allowance	464,849	384,984
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of September 30, 2020, and 2019 was as follows:

	Years Ended September 30,
	2020	2019
Net operating loss carryforward	$1,346,292	$881,443
Valuation allowance	(1,346,292)	(881,443)
Net deferred tax asset	$—	$—

The net operating loss carryforward was $5,178,043 at September 30, 2020. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended September 30, 2020, because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $464,849 in fiscal 2020. The potential tax benefit arising from the loss carryforward of approximately $1,909,458 accumulated through September 30, 2018, will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $3,268,585 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2019 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 – SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to September 30, 2020, the Company issued an aggregate of 240,000 shares of common stock with grant date fair value of $252 or an average of $0.001 per share to officers and directors as stock-based compensation.

Subsequent to September 30, 2020, the Company issued to various lenders, an aggregate of 1,896,364,333 shares of common stock upon conversion of principal amount of $265,293, accrued interest of $135,916 and conversion fee of $2,000. This common stock had an aggregate grant date fair value of $2,217,808.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

Financing

Between October to December 2020, the Company received an advance from the Company’s President, Brian Lukow totaling $5,316, to fund the Company working capital.

On January 7, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest is due on January 7, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which will be amortized over the term of the note.

On February 3, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest is due on February 3, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest is due on February 24, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which will be amortized over the term of the note.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest is due on April 1, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which will be amortized over the term of the note.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,000 in connection with this note payable which will be amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On May 3, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest is due on May 3, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,650 in connection with this note payable which will be amortized over the term of the note.

On June 21, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest is due on June 21, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,250 in connection with this note payable which will be amortized over the term of the note.

On July 12, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest is due on July 12, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,787 in connection with this note payable which will be amortized over the term of the note.

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest is due on July 27, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,828 in connection with this note payable which will be amortized over the term of the note.

Settlement of Convertible Notes Payable

On January 7, 2021, the Company and Crown Bridge Partners, LLC (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) to settle a promissory note dated August 27, 2019, with principal balance of $60,000. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal of $60,000, accrued interest for $7,581 and penalties of $14,919 for an aggregate settlement payment of $82,500 after which the note was retired and extinguished, and the Company released from any and all claims relating to the note.

On January 8, 2021, the Company and JSJ Investments Inc. (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle two promissory notes dated: (i) May 6, 2019, with principal balance of $68,341 and accrued interest of $18,604 and (ii) October 8, 2019, with principal balance of $39,000 and accrued interest of $6,462 (collectively as “Notes”). The Notes had an aggregate outstanding balance of $132,407 which was settled for $107,341 pursuant to the Settlement Agreement after which the Notes was be retired and extinguished, and the Company released from any and all claims relating to the Notes.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND 2019

On January 8, 2021, the Company and Adars Bay, LLC (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle a promissory note dated August 12, 2019, with principal balance of $52,727. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal $52,727 accrued interest for $10,399 and penalties of $15,229 for an aggregate settlement payment of $78,355 after which the note was retired and extinguished, and the Company released from any and all claims relating to the note.

On January 13, 2021, the Company and LG Capital Funding, LLC, (collectively as “Parties”) entered into a Note Repayment Agreement (“Repayment Agreement”) to settle a promissory note dated September 23, 2019, with principal amount of $35,000. As January 13, 2021, the note has a principal amount of $31,175, accrued interest payable of $3,997 and penalties and default interest of $4,836 for a total outstanding balance of $40,008. Pursuant to the Repayment Agreement, the Parties agreed to a single payment of $35,000 to settle the outstanding balance of $40,008 after which the note was retired and extinguished, and the Company released from any and all claims relating to the note.

On February 4, 2021, the Company and Powerup Lending Group, Ltd (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle four promissory notes dated: (i) May 20, 2019, with principal balance of $53,900 and accrued interest of $18,097; (ii) June 17, 2019, with principal balance of $117,000 and accrued interest of $25,746; (iii) September 4, 2019, with principal balance of $94,500 and accrued interest of $15,194 and; (iv) November 29, 2019, with principal balance of $57,000 and accrued interest of $7,289 (collectively as “Notes”). The Notes had an aggregate outstanding balance of $388,726 which was settled for $225,000 pursuant to the Settlement Agreement after which the Notes was be retired and extinguished, and the Company released from any and all claims relating to the Notes.

On April 4, 2021, the Company and Odyssey Capital (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) to settle a promissory note dated September 11, 2019, with principal balance of $134,310 and accrued interest of $38,826. The note had an aggregate outstanding balance of $173,136 which was settled for $144,446 pursuant to the Settlement Agreement after which the note was be retired and extinguished, and the Company released from any and all claims relating to the note.

