Form 10-Q
period 2020-12-31
ALL FOR ONE MEDIA CORP.
filed 2021-09-20
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of September 9, 2021, there were 4,189,202,425 of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

DECEMBER 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$1,889	$2,103
Prepaid expenses and other current assets	8,000	8,000
Total current assets	9,889	10,103

TOTAL ASSETS	$9,889	$10,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$89,719	$87,234
Accounts payable and accrued liabilities - related party	211,556	188,056
Accrued interest	1,220,289	1,002,708
Convertible notes payable, net of unamortized debt discounts	4,180,159	4,212,959
Note payable	430,000	430,000
Note payable - related party	200,000	200,000
Loans payable	475,000	475,000
Due to related parties	15,017	9,701
Derivative liabilities	10,839,294	10,997,765
Total current liabilities	17,661,034	17,603,423

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares designated;
51 and 51 shares issued and outstanding
at December 31, 2020 and September 30, 2020, respectively	-	-
Common stock, $0.001, 4,200,000,000 shares authorized:
3,269,434,672 shares and 2,292,574,092 shares issued and outstanding
as of December 31, 2020 and September 30, 2020, respectively	3,269,437	2,292,576
Additional paid-in capital	5,201,900	4,942,567
Accumulated deficit	(25,751,625)	(24,458,737)
Total All For One Media Corp. Stockholders' deficit	(17,280,288)	(17,223,594)

Non-controlling interest in subsidiaries	(370,857)	(369,726)

Total Stockholders' deficit	(17,651,145)	(17,593,320)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,889	$10,103

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	December 31,
	2020	2019

Revenues	$2,410	$2,183

Operating expenses:
Compensation expense	24,046	24,160
Professional and consulting expense	-	82,276
General and administrative expense	9,934	104,920
Total operating expense	33,980	211,356
Loss from operations	(31,570)	(209,173)

Other (expense):
Initial derivative expense	-	(97,423)
Change in fair value of derivative liabilities	(350,638)	(707,072)
Loss from extinguishment of debt, net	(662,923)	(19,547)
Interest expense	(248,888)	(958,289)
Total other expense, net	(1,262,449)	(1,782,331)

Loss before provision for income taxes	(1,294,019)	(1,991,504)

Provision for income taxes	-	-
Net loss	(1,294,019)	(1,991,504)

Loss attributable to non-controlling interest	1,131	1,132

Net loss attributable to All For One Media Corp.	$(1,292,888)	$(1,990,372)

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	2,498,962,180	216,741,594

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019
(UNAUDITED)

	Preferred Stock
	Series A $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2020	55	$-	2,292,574,092	$2,292,576	$4,942,567	$(24,458,737)	$(369,726)	$(17,593,320)

Issuance of common stock for services	-	-	72,000	72	(16)	-	-	56

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	976,788,580	976,789	259,349	-	-	1,236,138

Net loss for the period	-	-	-	-	-	(1,292,888)	(1,131)	(1,294,019)

Balance, December 31, 2020	55	$-	3,269,434,672	$3,269,437	$5,201,900	$(25,751,625)	$(370,857)	$(17,651,145)

	Preferred Stock
	Series A $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2019	51	$-	77,114,395	$77,114	$6,382,859	$(15,724,493)	$(360,670)	$(9,625,190)

Sale of common stock	-	-	3,969,000	3,969	(635)	-	-	3,334

Issuance of common stock for services	-	-	70,000	70	86	-	-	156

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	569,061,893	569,062	(68,848)	-	-	500,214

Net loss for the period	-	-	-	-	-	(1,990,372)	(1,132)	(1,991,504)

Balance, December 31, 2019	51	$-	650,215,288	$650,215	$6,313,462	$(17,714,865)	$(361,802)	$(11,112,990)

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,294,019)	$(1,991,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	2,863	812,395
Stock-based compensation	56	156
Loss on extinguishment of debt, net	662,923	19,547
Initial derivative expense	-	97,423
Change in fair value of derivative liabilities	350,638	707,072
Non-cash interest expense	1,500	6,500
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	28,250
Deposit	-	25,000
Accounts payable and accrued liabilities	2,485	41,966
Accounts payable and accrued liabilities - related party	23,500	11,000
Accrued interest	244,524	136,762
NET CASH USED IN OPERATING ACTIVITIES	(5,530)	(105,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on film rights	-	(99,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	5,316	500
Proceeds from convertible notes payable, net of issuance cost	-	100,250
Proceeds from sale of common stock	-	3,334
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,316	104,084

NET CHANGE IN CASH	(214)	(100,349)

CASH - beginning of period	2,103	103,036

CASH - end of period	$1,889	$2,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$-	$100,250
Issuance of common stock in connection with conversion of note payable and accrued interest	$62,606	$180,513

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2020. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2020, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on August 20, 2021. The results of operations for the three months ended December 31, 2020, are not necessarily indicative of the results to be expected for the full year.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020 and September 30, 2020, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $8,000 as of December 31, 2020 and September 30, 2020, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash which are amortized over the service term of their respective agreements.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at December 31, 2020:

	December 31, 2020			September 30, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$10,839,294	$—	$—	$10,997,765

A roll forward of the level 3 valuation financial instruments is as follows:

Three Months Ended December 31, 2020
(Unaudited)
Balance at September 30, 2020	$10,997,765
Initial valuation of derivative liabilities included in debt discount	—
Initial valuation of derivative liabilities included in derivative expense	—
Reclassification of derivative liabilities to gain on debt extinguishment	(509,109)
Change in fair value included in derivative expense	350,638
Balance at December 31, 2020	$10,839,294

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

DECEMBER 31, 2020

(UNAUDITED)

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

The potentially dilutive common stock equivalents as of December 31, 2020 and 2019 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2020	December 31, 2019
Common Stock Equivalents:
Stock Warrants	1,600,000	1,600,000
Convertible Notes	16,686,886,496	32,778,546,361
Total	16,688,486,496	32,780,146,361

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

DECEMBER 31, 2020

(UNAUDITED)

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of December 31, 2020 and September 30, 2020, the Company recorded a non-controlling interest balance of $(370,857) and $(369,726), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying condensed consolidated balance sheet and losses attributable to non-controlling interest of $1,131 and $1,132 during the three months ended December 31, 2020 and 2019, respectively, as reflected in the accompanying condensed consolidated statements of operations.

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

During the three months ended December 31, 2020 and 2019, the Company recognize revenue of $2,410 and $2,183, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations of $1,294,019 and $5,530, respectively, for the three months ended December 31, 2020. Additionally, the Company had an accumulated deficit of $25,751,625, working capital deficit of $17,651,145 and a stockholders’ deficit of $17,651,145 as of December 31, 2020. As of December 31, 2020, the Company had $5,345,681 of outstanding convertible notes and $449,438 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

The following assets and liabilities were disposed in the Sale:

January 17, 2020
Assets:
Cash	$150,100
Advances on film rights - related party	199,000
Total assets	$349,100

Liabilities:
Accrued expenses	$3,260
Note payable	250,000
Total liabilities	$253,260

Net assets disposed	$95,840
Cash transferred to parent in exchange for 90% CVPI interest	(50,000)
Loss from sale of subsidiary, CVPI	$45,840

On June 22, 2020, the Company sold the remaining 1,000,000 shares of common stock or 10% equity ownership of CVPI, to a third-party for cash proceeds of $20,000 which was recorded as gain on sale of investment in the accompanying condensed consolidated statement of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2020 and September 30, 2020, convertible notes payable - unrelated party consisted of the following:

	December 31, 2020	September 30, 2020
	(Unaudited)
Principal amount	$4,180,159	$4,215,822
Less: unamortized debt discount	—	(2,863)
Convertible notes payable, net - current	$4,180,159	$4,212,959

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% (24% default rate) per annum and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bears an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020 the principal balance of this note was $27,775.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum and matured on October 31, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the three months ended December 31, 2020, the Company issued an aggregate of 4,61,248,724 shares of common stock to the note holder upon the conversion of $32,764 of principal amount and accrued interest of $12,208. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $242,236 and $275,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on November 6, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $132,000.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $154,000.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the three months ended December 31, 2020, the Company issued an aggregate of 396,621,674 shares of common stock to the note holder upon the conversion of accrued interest of $14,365 and conversion fee of $1,500. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $330,556.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $165,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $264,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $179,300.

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $99,000.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $121,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $385,000.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on April 8, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $59,400.

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (18% default rate) and matured on May 9, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 120-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $7,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 166,415,235 common stock to the note holder upon the conversion of $31,659 of principal amount. This note is currently in default for non-payment. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $68,341.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 379,522,399 common stock to the note holder upon the conversion of $43,700 of principal amount. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $53,900.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on May 22, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $118,800.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $100,000.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 11, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 18,461,758 common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $146. This note is currently in default for non-payment and $12,210 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $134,310.

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on April 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $39,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $117,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $137,500.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on July 24, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $159,500.

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $55,000.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount of $550. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum (15% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $60,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 4, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $181,500.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on June 30, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $31,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $94,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the three months ended December 31, 2020, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $239,100 and $242,000, respectively.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 23, 2020. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 80,543,272 common stock to the note holder upon the conversion of $3,825 of principal and $605 of accrued interest. This note is currently in default for non-payment and $3,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $34,675.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (18% default rate) and matures on October 8, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $39,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $51,000.

Additionally, on October 9, 2019, the Company granted a 1,200,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of a convertible note (see above). The warrant expires five years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing (see Note 8) was amortized over the term of the note.

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $38,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on September 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $19,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $57,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matures on January 14, 2021. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $8,000.

Accrued interest related to the convertible notes payable amounted to $1,174,296 and $962,830 as of December 31, 2020 and September 30, 2020, respectively, which was included in accrued interest on the accompanying condensed consolidated balance sheets. During the three months ended December 31, 2020, and 2019, the Company recorded interest expense of $238,253 and $130,462, respectively, in connection with these convertible notes payable.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additional, as of December 31, 2020 and September 30, 2020, the Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the fiscal year ended September 30, 2020, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $227,537 was recorded as derivative liabilities of which $107,450 was allocated as a debt discount and $120,078 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a loss from the change in the derivative liabilities fair value of $350,638 for the three months ended December 31, 2020.

During the three months ended December 31, 2020, the fair value of the derivative liabilities was estimated at issuance and at the December 31, 2020, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 year
Volatility	202%
Risk-free interest rate	0.08% to 0.10%

For the three months ended December 31, 2020 and 2019, amortization of debt discounts related to the convertible notes amounted to $2,863 and $812,395, respectively, included as interest expense on the accompanying condensed consolidated statements of operations. As of December 31, 2020 and September 30, 2020, the unamortized debt discount was $0 and $2,863, respectively.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	December 31, 2020	September 30, 2020
	(Unaudited)
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	430,000	430,000
Notes payable, net	$630,000	$630,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying condensed consolidated balance sheet. As of December 31, 2020 and September 30, 2020, the accrued interest of this note was $26,739 and $24,218, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

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

As of December 31, 2020, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $19,438. As of September 30, 2020, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $15,658. As of December 31, 2020, the Company had not made any payments towards the Notes.

During the three months ended December 31, 2020 and 2019, the Company recorded interest expense of $3,781 and $3,781, respectively, in connection with the notes payable.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Loans Payable

Loans payable consisted of the following:

	December 31, 2020	September 30, 2020
	(Unaudited)
Loans principal amount	$475,000	$475,000

Loans payable	$475,000	$475,000

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of December 31, 2020 and September 30, 2020, loan payable net of unamortized debt discount amounted $475,000.

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

In December 2015, the Company through its wholly owned subsidiaries, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $3,000 for both periods for the three months ended December 31, 2020 and 2019.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of December 31, 2020 and September 30, 2020, the Company had an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 9).

On July 1, 2020, the Company issued a Promissory Note to Brian Gold, a member of the Board of Directors who is considered a related party, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. During the year ended September 30, 2020, the Company repaid $5,000 of the principal balance. As of December 31, 2020 and September 30, 2020, the note had principal balance of $6,000.

At September 30, 2020, the CEO and a former director of the Company had advanced $3,701 to the Company for working capital purposes which is reflected as due to related parties. During the three months ended December 31, 2020, the CEO of the Company advanced additional $5,316 to the Company for working capital purposes which is reflected as due to related parties. The loan is non-interest bearing and are due on demand. As of December 31, 2020 and September 30, 2020, this loan had a balance of $9,017 and $3,701, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

Sale of Common Stock for Cash

•	On November 14, 2019, the Company sold 3,969,000 shares of the Company’s common stock for cash proceeds of $3,334 under the Equity Financing Agreement with GHS.

Common Stock Issued for Services

•

During the three months ended December 31, 2020, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0013 per common share or $46 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $46, during the three months ended December 31, 2020.

•

During the three months ended December 31, 2020, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0013 per common share or $10 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $10, during the three months ended December 31, 2020.

•

During the three months ended December 31, 2019, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement. The Company valued these common shares at the fair value ranging from $0.001 to $0.007 per common share or $160 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $160, during the three months ended December 31, 2019.

•

During the three months ended December 31, 2019, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements. The Company valued these common shares at the fair value ranging from $0.001 to $0.007 per common share or $32 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $32 during the three months ended December 31, 2019. In October 2019, the Company reversed a prior grant from September 2019 to a director who resigned. The reversal was for 2,000 shares of common stock and $36 was credited to compensation expense.

Common Stock Issued Upon Conversion of Notes Payable

•

During the three months ended December 31, 2020, the Company issued an aggregate of 976,788,580 shares of the Company’s common stock to various note holders upon the conversion of $35,664 of principal amount, $26,943 of accrued interest and $1,500 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0009 to $0.0027 per share or $1,236,138 based on the quoted trading price on the dates of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(1,172,032) and derivative fair value of $509,109 was recorded as a gain from extinguishment with the net (loss) from extinguishment of debt, related to note conversions, amounting to $662,923 during the three months ended December 31, 2020.

•

During the three months ended December 31, 2019, the Company issued an aggregate of 569,061,893 common stock to various note holders upon the conversion of $167,233 of principal amount, $13,280 accrued interest and conversion fee of $6,500 pursuant to the conversion terms of the convertible notes which contained embedded derivatives. The Company valued these common shares at the fair value ranging from $0.001 to $0.002 per common share or $500,214 based on the quoted trading price on the dates of grants. Additionally, the Company recorded loss on debt extinguishment of $313,200 in connection with the conversion of notes.

As of December 31, 2020, the Company had 3,269,434,672 common stock outstanding of which 7,286,337 are unissued.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Stock Warrants

A summary of outstanding stock warrants as of December 31, 2020, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2020	1,600,000	$0.061	3.65
Granted	—	—	—
Balance as of December 31, 2020	1,600,000	$0.061	3.40

Warrants exercisable as of December 31, 2020	1,600,000	$0.061	3.40

Weighted average fair value of warrants granted during the period		$0.01

In October 2019, the Company granted warrant to purchase 1,200,000 of the Company’s common stock in connection with the issuance of a convertible note (see Note 5). The warrant expires five years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants is subject to adjustment pursuant to anti-dilution protection provision and other provisions as defined in the stock warrant agreement. The Company accounted for the warrant as a derivative liability since there were not enough authorized shares to cover all common stock equivalents and recorded a debt discount at relative fair value of $10,616 using a Black-Scholes option pricing model. with the following assumptions: stock price of $0.013 per share (based on the quoted trading price on the dates of grant), volatility of 190%, expected term of five years, and a risk-free interest rate of 1.40%. In Oct 2019, the Company recorded a debt discount of $10,616 and the corresponding increase in the derivative liabilities during the three months ended December 31, 2020 was $1,153. The 400,000 warrants are also accounted for as derivative liabilities.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of December 31, 2020 and September 30, 2020, accrued salaries to Mr. Lukow amounted to $67,056 and $46,556, respectively, and was included in accounts payable and accrued liabilities – related party in the accompanying condensed consolidated balance sheets.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of December 31, 2020 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying condensed consolidated balance sheets.

On October 25, 2019, the Company entered into a sales agency agreement with a third party who will act as a sales agent for the purpose of seeking distribution for the motion picture project, Crazy for the Boys. The initial term of this agreement commences from November 1, 2019 to June 30, 2020, subject to automatic renewals upon achievement of certain sales goal as defined in the agreement. Both parties agree that if sales agent does not deliver during the initial term period, both parties will reassess the terms and the Company will have the sole option to terminate the agreement. In consideration for the services rendered hereunder, the Sales Agent shall receive 20% on international sales, 15% on domestic sales, and for Netflix sale commission will be 10% for worldwide deal and 7.5% for domestic deal.

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $3,000 for the three months ended December 31, 2020 and 2019 (see Note 7).

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to December 31, 2020, the Company issued an aggregate of 192,000 shares of common stock with grant date fair value of $214 or average of $0.0011 per share to officers and directors as stock-based compensation.

Subsequent to December 31, 2020, the Company issued to various lenders, an aggregate of 919,575,753 shares of common stock upon conversion of principal amount of $229,630, accrued interest of $108,973 and conversion fee of $500. This common stock had an aggregate grant date fair value of $980,941.

Financing

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

DECEMBER 31, 2020

(UNAUDITED)

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

DECEMBER 31, 2020

(UNAUDITED)

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

On January 8, 2021, the Company and Adars Bay, LLC (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle a promissory note dated August 12, 2019, with principal balance of $55,000 Pursuant to the Settlement Agreement, the Parties settled the outstanding principal $52,727 accrued interest for $10,399 and penalties of $15,229 for an aggregate settlement payment of $78,355 after which the note was retired and extinguished, and the Company released from any and all claims relating to the note.

On January 13, 2021, the Company and LG Capital Funding, LLC, (collectively as “Parties”) entered into a Note Repayment Agreement (“Repayment Agreement”) to settle a promissory note dated September 23, 2019, with principal amount of $35,000. As January 13, 2021, the note has a principal amount of $34,675, accrued interest payable of $5,356 for a total outstanding balance of $40,008. Pursuant to the Repayment Agreement, the Parties agreed to a single payment of $35,000 to settle the outstanding balance of $40,008 after which the note was retired and extinguished, and the Company released from any and all claims relating to the note.

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

On April 4, 2021, the Company and Odyssey Capital (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) to settle a promissory note dated June 11, 2019, with principal balance of $134,310 and accrued interest of $38,826. The note had an aggregate outstanding balance of $173,136 which was settled for $144,446 pursuant to the Settlement Agreement after which the note was be retired and extinguished, and the Company released from any and all claims relating to the note.

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

All For One Media Corp. is in the business of targeting the lucrative tween demographic across a multitude of entertainment platforms. The Company’s primary business objective is to embark on creating, launching and marketing original pop music groups, commonly referred to as “boy bands” and “girl groups”, by utilizing both traditional and social media models. All For One Media owns over fifty completed professionally produced master recordings, as well as a full-length motion picture tentatively entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) (the “Film”) that is ready for release. This musical comedy’s backstory creates a fictional girl group by the name of “Drama Drama”, and the Company intends to launch a new girl group with the same name simultaneous to the release of the Film.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2020 and 2019

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended December 31, 2020, and 2019 we generated minimal revenues of $2,410 and $2,183, respectively, from streaming music sales

Operating Expenses

For the three months ended December 31, 2020 and 2019, operating expenses consisted of the following:

	For Three Months Ended December 31,
	2020	2019
Compensation expense	$24,046	$24,160
Professional and consulting expense	—	82,276
General and administrative expense	9,934	104,920
Total	$33,980	$211,356

Compensation expense:

•	For the three months ended December 31, 2020, compensation expense decreased by $114 or 0.5%, as compared to the three months ended December 31, 2019.

Professional and consulting expense:

•

For the three months ended December 31, 2020, professional and consulting expense decreased by $82,276 or 100%, as compared to the three months ended December 31, 2019. The decrease was primarily attributable to a decrease in consulting fees of $31,746, decrease in in legal fees of $4,005 and decrease in in accounting fee of $45,525. The Company did not have any activity during the three months ended December 31, 2020.

General and administrative expense:

•

For the three months ended December 31, 2020, general and administrative expense decreased by $94,986 or 91%, as compared to the three months ended December 31, 2019. The decrease was primarily attributable to decrease in marketing expense of $68,126, a decrease in public company filing fees of $5,628, a decrease in travel and entertainment expense of $17,482 and a decrease in utilities expense of $1,946. The Company did not have substantial activity during the three months ended December 31, 2020.

Other Expenses, net

•

For the three months ended December 31, 2020, we had total other expense, net of $1,262,449 as compared to $1,782,331 for the three months ended December 31, 2019, a decrease of $519,882 or 29%. The decrease was primarily due to decrease in initial derivative expense of $97,423, decrease in loss on change in fair value of derivative liabilities of $356,434 and decrease in interest expense of $709,401, offset by an increase in loss on extinguishment of debt of $643,376.

Net Loss

•

For the three months ended December 31, 2020, net loss attributable to All For One Media Corp. amounted to $1,292,888 or $(0.00) per share (basic and diluted), compared to $1,990,372 or $(0.01) per share (basic and diluted) for the three months ended December 31, 2019, a decrease of $697,484 or 35% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $17,651,145 and cash of $1,889 as of December 31, 2020, and a working capital deficit of $17,593,320 and cash of $2,103 of cash as of September 30, 2020.

	December 31, 2020	September 30, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$9,889	$10,103	$(214)	2%
Total current liabilities	(17,661,034)	(17,603,423)	(57,611)	0.3%
Working capital deficit:	$(17,651,145)	$(17,593,320)	$(57,825)	0.3%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $214 and an increase in current liabilities of $57,611.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(5,530)	$(105,433)
Net cash used in investing activities	—	(99,000)
Net cash provided by financing activities	5,316	104,084
Net change in cash	$(214)	$(100,349)

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,530 for the three months ended December 31, 2020, as compared to $105,433 for three months ended December 31, 2019, a decrease of $99,903 or 95%.

•

Net cash used in operating activities for the three months ended December 31, 2020 primarily reflected our net loss of $1,294,019 adjusted for the add-back on non-cash items such as amortization of debt discounts of $2,863, stock-based compensation expense of $56, loss from extinguishment of debt of $662,923 loss on change in fair value of derivative liabilities of $350,638, non-cash interest expense of $1,500 and changes in operating asset and liabilities consisting primarily of an increase in accounts payable and accrued liabilities of $2,485, increase in accounts payable and accrued liabilities – related party of $23,500 and increase in accrued interest of $244,524.

•

Net cash used in operating activities for the three months ended December 31, 2019 primarily reflected our net loss of $1,991,504 adjusted for the add-back on non-cash items such as amortization of debt discounts of $812,395, stock-based compensation expense of $156, loss from extinguishment of debt of $19,547, initial derivative expense of $97,423, loss on change in fair value of derivative liabilities of $707,072, non-cash interest expense of $6,500 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $28,250, decrease in deposits of $25,000, increase in accounts payable and accrued liabilities of $41,966, increase in accounts payable and accrued liabilities – related party of $11,000 and increase in accrued interest of $136,762.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended December 31, 2020, as compared to $99,000 for the three months ended December 31, 2019, a decrease of $99,000 or 100%.

•	Net cash used in investing activities for the three months ended December 31, 2019 was from advance on film rights of $99,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5,316 for the three months ended December 31, 2020, as compared to $104,084 for three months ended December 31, 2019, a decrease of $98,768 or 95%.

•	Net cash provided by financing activities for three months ended December 31, 2020, consisted of proceeds from advance from a related party of $5,316.

•

Net cash provided by financing activities for three months ended December 31, 2019, consisted of proceeds from advance from a related party of $500, net proceeds from convertible notes payable of $100,250 and proceeds from sale of common stock of $3,334.

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

Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss and net cash used in operations of $1,294,019 and $5,530, respectively, for the three months ended December 31, 2020. Additionally, the Company had an accumulated deficit of $25,751,625, working capital deficit of $17,651,145 and a stockholders’ deficit of $17,651,145 as of December 31, 2020. As of December 31, 2020, the Company had $5,345,681 of outstanding convertible notes and $449,438 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended December 31, 2020, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•

During the three months ended December 31, 2020, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $56 as stock-based compensation. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•

During the three months ended December 31, 2020, the Company issued to Auctus Fund, LLC, an aggregate of 396,621,674 shares of common stock upon conversion of accrued interest of $14,365 and conversion fee of $1,500. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•

During the three months ended December 31, 2020, the Company issued to GS Capital Partners, LLC, an aggregate of 461,248,724 shares of common stock upon conversion of principal balance of $32,764 and accrued interest of $12,208. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

•

During the three months ended December 31, 2020, the Company issued to Odyssey Funding, LLC, an aggregate of 118,918,182 shares of common stock upon conversion of principal balance of $2,900 and accrued interest of $370. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default upon several convertible notes.

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020 the principal balance of this note was $27,775.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum and matured on October 31, 2019.. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the three months ended December 31, 2020, the Company issued an aggregate of 4,61,248,724 shares of common stock to the note holder upon the conversion of $32,764 of principal amount and accrued interest of $12,208. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $242,236 and $275,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum and matured on November 6, 2019. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $132,000.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $154,000.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the three months ended December 31, 2020, the Company issued an aggregate of 396,621,674 shares of common stock to the note holder upon the conversion of accrued interest of $14,365 and conversion fee of $1,500. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $330,556.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $165,000.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 28, 2019. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $264,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $179,300.

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $99,000.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $121,000.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $385,000.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. This note is currently in default for non-payment and $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $59,400.

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on May 9, 2020. This note is currently in default for non-payment. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $68,341.

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on March 15, 2020. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $53,900.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. This note is currently in default for non-payment and $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $118,800.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. This note is currently in default for non-payment. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $100,000.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 11, 2020. This note is currently in default for non-payment and $12,210 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $134,310.

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on April 15, 2020. This note is currently in default for non-payment and $39,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $117,000.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $137,500.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. his note is currently in default for non-payment and $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $159,500.

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on August 12, 2020. This note is currently in default for non-payment and $5,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $55,000.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount of $550. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $60,000.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. This note is currently in default for non-payment and $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $181,500.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on June 30, 2020. This note is currently in default for non-payment and $31,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $94,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 5, 2020. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $239,100 and $242,000, respectively.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 23, 2020. This note is currently in default for non-payment and $3,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $34,675.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matures on October 8, 2020. This note is currently in default for non-payment. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $39,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $51,000.

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $38,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on September 15, 2020. This note is currently in default for non-payment and $19,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2020 and September 30, 2020, the principal balance of this note was $57,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Consulting Agreement (1)

10.6	Amendment to Consulting Agreement (1)

10.7	Promissory Note with Auctus Fund I dated July 18, 2017 (2)

10.8	Promissory Note with Auctus Fund II dated September 25, 2017 (2)

10.9	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (3)

10.10	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (3)

10.11	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (3)

10.12	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (3)

10.13	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (3)

10.14	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (3)

10.15	Promissory Note with GS Capital Partners, LLC dated January 22, 2019 (4)

10.16	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (4)

10.17	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (4)

10.18	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (4)

10.19	Promissory Note with Odyssey Capital Funding LLC dated April 22, 2019 (4)

10.20	Promissory Note with Auctus Fund, LLC dated May 14, 2019 (5)

10.21	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (5)

10.22	Promissory Note with Odyssey Capital Funding, LLC dated June 11, 2019 (5)

10.23	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (5)

10.24	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (5)

10.25	Promissory Note with GS Capital Partner, LLC dated September 4, 2019 (6)

10.26	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019 (6)

10.27	Promissory Note with Auctus Fund, LLC dated October 9, 2019 (6)

10.28	Stock Purchase and Sale Agreement with Carmel Valley Productions Inc. (7)

10.29	Promissory Note with GS Capital Partners, LLC dated January 7, 2021 (7)

10.30	Promissory Note with GS Capital Partners, LLC dated February 3, 2021 (7)

10.31	Promissory Note with GS Capital Partners, LLC dated February 24, 2021 (7)

10.32	Promissory Note with GS Capital Partners, LLC dated April 1, 2021 (7)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(3)	As filed with our Form 10-K filed on January 15, 2019.
(4)	As filed with our Form 10-Q filed on May 17, 2019.
(5)	As filed with our Form 10-Q filed on August 14, 2019.
(6)	As filed with our Form 10-K filed on January 14, 2020.
(7)	As field with our Form 10-Q filed on June 8, 2021.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: September 20, 2021	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

