Form 10-Q
period 2021-06-30
ALL FOR ONE MEDIA CORP.
filed 2021-09-20
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

ALL FOR ONE MEDIA CORP.

FORM 10-Q

JUNE 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$88,077	$2,103
Prepaid expenses and other current assets	22,903	8,000
Total current assets	110,980	10,103

TOTAL ASSETS	$110,980	$10,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$64,501	$87,234
Accounts payable and accrued liabilities - related party	232,056	188,056
Accrued interest	1,418,417	1,002,708
Convertible notes payable, net of unamortized debt discounts	3,637,377	4,212,959
Note payable	430,000	430,000
Note payable - related party	200,000	200,000
Loans payable	475,000	475,000
Due to related parties	15,017	9,701
Derivative liabilities	7,454,499	10,997,765
Total current liabilities	13,926,867	17,603,423

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares designated;
51 and 51 shares issued and outstanding
at June 30, 2021 and September 30, 2020, respectively	-	-
Common stock, $0.001, 4,200,000,000 shares authorized:
4,189,154,425 shares and 2,292,574,092 shares issued and outstanding
as of June 30, 2021 and September 30, 2020, respectively	4,189,157	2,292,576
Additional paid-in capital	5,263,286	4,942,567
Accumulated deficit	(22,894,441)	(24,458,737)
Total All For One Media Corp. Stockholders' deficit	(13,441,998)	(17,223,594)

Non-controlling interest in subsidiaries	(373,889)	(369,726)

Total Stockholders' deficit	(13,815,887)	(17,593,320)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$110,980	$10,103

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$2,355	$2,540	$7,116	$5,863

Operating expenses:
Compensation expense	24,064	24,006	72,184	72,174
Professional and consulting expense	25,502	14,000	45,246	115,262
Royalty fees	-	-	160,003	-
Impairment of deposits	-	-	-	15,216
General and administrative expense	66,577	3,452	107,968	124,226
Total operating expense	116,143	41,458	385,401	326,878
Loss from operations	(113,788)	(38,918)	(378,285)	(321,015)

Other income (expense):
Initial derivative expense	(393,064)	-	(1,629,080)	(120,078)
Change in fair value of derivative liabilities	(232,074)	(54,916,143)	867,292	(59,101,270)
Gain (loss) from extinguishment of debt, net	212,138	(5,261)	3,838,696	(28,995)
Loss from sale of subsidiary	-	-	-	(45,840)
Gain on sale of investment		20,000		20,000
Interest expense	(490,928)	(560,137)	(1,138,490)	(2,653,344)
Total other income (expense), net	(903,928)	(55,461,541)	1,938,418	(61,929,527)

Income (loss) before provision for income taxes	(1,017,716)	(55,500,459)	1,560,133	(62,250,542)

Provision for income taxes	-	-	-	-
Net income (loss)	(1,017,716)	(55,500,459)	1,560,133	(62,250,542)

Loss attributable to non-controlling interest	1,411	1,119	4,163	7,924

Net income (loss) attributable to All For One Media Corp.	$(1,016,305)	$(55,499,340)	$1,564,296	$(62,242,618)

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$(0.00)	$(0.04)	$0.00	$(0.07)
Diluted	$(0.00)	$(0.04)	$(0.00)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,167,325,322	1,448,600,759	3,476,026,839	900,705,553
Diluted	4,167,325,322	1,448,600,759	13,996,781,251	900,705,553

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 31, 2021 AND 2020
(UNAUDITED)

	Preferred Stock Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2020	55	$-	2,292,574,092	$2,292,576	$4,942,567	$(24,458,737)	$(369,726)	$(17,593,320)

Issuance of common stock for services	-	-	72,000	72	(16)	-	-	56

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	976,788,580	976,789	259,349	-	-	1,236,138

Net loss for the period	-	-	-	-	-	(1,292,888)	(1,131)	(1,294,019)

Balance, December 31, 2020	55	-	3,269,434,672	3,269,437	5,201,900	(25,751,625)	(370,857)	(17,651,145)

Issuance of common stock for services	-	-	72,000	72	16	-	-	88

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	816,400,844	816,401	61,365	-	-	877,766

Net loss for the period	-	-	-	-	-	3,873,489	(1,621)	3,871,868

Balance, March 31, 2021	55	-	4,085,907,516	4,085,910	5,263,281	(21,878,136)	(372,478)	(12,901,423)

Issuance of common stock for services	-	-	72,000	72	4	-	-	76

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	103,174,909	103,175	1	-	-	103,176

Net loss for the period	-	-	-	-	-	(1,016,305)	(1,411)	(1,017,716)

Balance, June 30, 2021	55	-	4,189,154,425	4,189,157	5,263,286	(22,894,441)	(373,889)	(13,815,887)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2019	51	$-	77,114,395	$77,114	$6,382,859	$(15,724,493)	$(360,670)	$(9,625,190)

Sale of common stock	-	-	3,969,000	3,969	(635)	-	-	3,334

Issuance of common stock for services	-	-	70,000	70	86	-	-	156

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	569,061,893	569,062	(68,848)	-	-	500,214

Net loss for the period	-	-	-	-	-	(1,990,372)	(1,132)	(1,991,504)

Balance, December 31, 2019	51	-	650,215,288	650,215	6,313,462	(17,714,865)	(361,802)	(11,112,990)

Issuance of common stock for services	-	-	72,000	72	(64)	-	-	8

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	586,635,566	586,637	(484,252)	-	-	102,385

Net loss for the period	-	-	-	-	-	(4,752,906)	(5,673)	(4,758,579)

Balance, March 31, 2020	51	-	1,236,922,854	1,236,924	5,829,146	(22,467,771)	(367,475)	(15,769,176)

Issuance of common stock for services	-	-	72,000	72	(66)	-	-	6

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	958,419,738	958,420	(799,068)	-	-	159,352

Net loss for the period	-	-	-	-	-	(55,499,340)	(1,119)	(55,500,459)

Balance, June 30, 2020	51	$-	2,195,414,592	$2,195,416	$5,030,012	$(77,967,111)	$(368,594)	$(71,110,277)

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,560,133	$(62,250,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	400,364	1,613,539
Stock-based compensation	220	170
Loss (gain) on extinguishment of debt, net	(3,838,696)	28,995
Gain on sale of investment	-	(20,000)
Impairment of deposits	-	15,216
Loss from sale of subsidiary, CVPI	-	45,840
Initial derivative expense	1,629,080	120,078
Change in fair value of derivative liabilities	(867,292)	59,101,270
Non-cash interest expense	2,000	10,500
Non-cash default penalty interest	800	518,215
Changes in assets and liabilities:
Prepaid expenses and other current assets	(14,903)	29,334
Deposit	-	25,000
Accounts payable and accrued liabilities	(22,733)	30,070
Accounts payable and accrued liabilities - related party	44,000	41,020
Accrued interest	676,738	514,351
NET CASH USED IN OPERATING ACTIVITIES	(430,289)	(176,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on film rights	-	(99,000)
Proceeds from sale of investment	-	20,000
Proceeds from sale of subsidiary, CVPI	-	50,000
Cash disposed from sale of subsidiary	-	(150,100)
NET CASH USED IN INVESTING ACTIVITIES	-	(179,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	5,316	500
Proceeds from sale of common stock	-	3,334
Proceeds from note payable	-	150,000
Proceeds from convertible notes payable, net of issuance cost	1,125,000	107,450
Payments of convertible notes	(614,053)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	516,263	261,284

NET CHANGE IN CASH	85,974	(94,760)

CASH - beginning of period	2,103	103,036

CASH - end of period	$88,077	$8,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$48,452	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$1,125,000	$107,450
Issuance of common stock in connection with conversion of note payable and accrued interest	$401,208	$266,351

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2021. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2020, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on August 20, 2021. The results of operations for the three and nine months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2021, and September 30, 2020, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $8,000 as of June 30, 2021, and September 30, 2020, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash which are amortized over the service term of their respective agreements.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at June 30, 2021:

	June 30, 2021			September 30, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$7,454,499	$-	$-	$10,997,765

A roll forward of the level 3 valuation financial instruments is as follows:

Nine Months Ended June 30, 2021
(Unaudited)
Balance at September 30, 2020	$10,997,765
Initial valuation of derivative liabilities included in debt discount	1,125,000
Initial valuation of derivative liabilities included in derivative expense	1,629,080
Reclassification of derivative liabilities to gain on debt extinguishment	(5,430,054)
Change in fair value included in derivative expense	(867,292)
Balance at June 30, 2021	$7,454,499

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

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 - Derivative and Hedging - Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The potentially dilutive common stock equivalents as of June 30, 2021, and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	June 30, 2021	June 30, 2020
Common Stock Equivalents:
Stock Warrants	1,600,000	1,600,000
Convertible Notes	10,520,754,412	690,982,388,400
Total	10,522,354,412	690,983,988,400

The following table presents a reconciliation of basic and diluted net loss per share:

Nine Months Ended June 30, 2021
Income (loss) per common share - basic:
Net income	$1,560,133
Weighted average common shares outstanding - basic	3,476,026,839

Net income (loss) per common share - basic:	$0.00

Loss per common share - diluted:
Net income	$1,560,133
Add: interest on debt	719,549
Add: initial derivative expense	1,629,080
Less: gain from change in fair value of derivative liabilities	(867,292)
Less: gain on extinguishment of debt, net	(3,838,696)
Numerator for loss from operations per common share - diluted	$(797,226)

Weighted average common shares outstanding - basic	3,476,026,839
Effect of dilutive securities:
Convertible notes payable	10,520,754,412
Weighted average common shares outstanding - diluted	13,996,781,251

Net loss per common share - diluted:	$(0.00)

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

JUNE 30, 2021

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of June 30, 2021 and September 30, 2020, the Company recorded a non-controlling interest balance of $(373,889) and $(369,726), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying condensed consolidated balance sheet and losses attributable to non-controlling interest of $1,411 and $1,119 during the three months ended June 30, 2021 and 2020, respectively, and $4,163 and $7,924 during the six months ended June 30, 2021 and 2020, respectively, as reflected in the accompanying condensed consolidated statements of operations.

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

The Company recognize revenue of $2,355 and $2,540 during the three months ended June 30, 2021 and 2020, respectively, and $7,116 and $5,863 during the nine months ended June 30, 2021 and 2020, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net income and net cash used in operations of $1,560,133 and $430,289, respectively, for the nine months ended June 30, 2021. The net income for the nine months ended June 30, 2021, was primarily a result of the non-cash gain on change in fair value of derivative liabilities of $867,292 and non-cash gain on extinguishment of debt of $3,838,696. Additionally, the Company had an accumulated deficit of $22,894,441, working capital deficit of $13,815,887 and a stockholders’ deficit of $13,815,887 as of June 30, 2021. As of June 30, 2021, the Company had $4,559,919 of outstanding convertible notes and $456,877 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of June 30, 2021, and September 30, 2020, convertible notes payable - unrelated party consisted of the following:

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

	June 30, 2021	September 30, 2020
	(Unaudited)
Principal amount	$4,411,776	$4,215,822
Less: unamortized debt discount	(774,399)	(2,863)
Convertible notes payable, net - current	$3,637,377	$4,212,959

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000.The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000 . Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bears an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and.The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal amount and accrued interest of $10,055. As of June 30, 2021 and September 30, 2020 the principal balance of this note was $5,875 and $27,775, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on October 31, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 835,656,596 shares of common stock to the note holder upon the conversion of $148,220 of principal amount and accrued interest of $61,513. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $126,780 and $275,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on November 6, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $132,000.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $154,000.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 493,005,626 shares of common stock to the note holder upon the conversion of accrued interest of $33,142 and conversion fee of $2,000. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $330,556.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $165,000.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $264,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $179,300.

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 319,673,835 shares of common stock to the note holder upon the conversion of principal amount of $90,000, and accrued interest of $30,837. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $9,000 and $99,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $121,000.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $385,000.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on April 8, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $59,400.

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (18% default rate) and matured on May 9, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 120-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $7,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 166,415,235 common stock to the note holder upon the conversion of $31,659 of principal amount. This note is currently in default for non-payment. On January 8, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal amount of $68,341 and accrued interest payable of $18,604, for a total outstanding balance of $86,945 which was settled for $68,341, after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. The Company recorded a gain on extinguishment of debt of $18,604 during the nine months ended June 30, 2021, in connection with the settlement. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $0 and $68,341, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 379,522,399 common stock to the note holder upon the conversion of $43,700 of principal amount. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On February 4, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. The note had an outstanding principal of $53,900 and accrued interest of $18,097 which was settled for $53,900, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the Notes. The Company recorded a gain on extinguishment of debt of $18,097 during the nine months ended June 30, 2021, in connection with the settlement. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $0 and $53,900, respectively.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on May 22, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $118,800.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000.The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment. As of June 30, 2021and September 30, 2020, the principal balance of this note was $100,000.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount.The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 11, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 18,461,758 common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $146. This note is currently in default for non-payment and $12,210 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On April 4, 2021, the Company and the lender (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) the outstanding balance of the note. The note had principal balance of $134,310 and accrued interest payable of $38,826 for a total of outstanding balance of $173,136 which was settled for cash in the amount of $144,446, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the note. The Company recorded a gain on extinguishment of debt of $28,690 during the nine months ended June 30, 2021, in connection with the settlement As of June 30, 2021 and September 30, 2020, the principal balance of this note was $0 and $134,310, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on April 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $39,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On February 4, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. The note had an outstanding principal of $117,000 and accrued interest of $25,746 which was settled for $78,000, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the Notes. The Company recorded a gain on extinguishment of debt of $64,746 during the nine months ended June 30, 2021, in connection with the settlement. As of June 30, 2021and September 30, 2020, the principal balance of this note was $0 and $117,000, respectively.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $137,500.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on July 24, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $159,500.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the three months ended March 31, 2021, the Company issued an aggregate of 41,322,182 shares of common stock to the note holder upon the conversion of principal amount of $2,273. On January 8, 2021, the Company and the lender (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal $52,727 accrued interest for $10,399 and penalties of $15,229 for an aggregate settlement payment of $78,355 after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. As of June 30, 2021and September 30, 2020, the principal balance of this note was $0 and $55,000, respectively.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount of $550. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On January 7, 2021, the Company and the lender (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal of $60,000, accrued interest for $7,581 and penalties of $14,919 for an aggregate settlement payment of $82,500, after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $0 and $60,000, respectively.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 4, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $181,500.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on June 30, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $31,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On February 4, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. The note had an outstanding principal of $94,500 and accrued interest of $15,194 which was settled for $63,000, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the Notes. The Company recorded a gain on extinguishment of debt of $46,694 during the nine months ended June 30, 2021, in connection with the settlement. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $0 and $94,500, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $22,000of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. As of June 30, 2021and September 30, 2020, the principal balance of this note was $239,100 and $242,000, respectively.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 23, 2020. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 80,543,272 common stock to the note holder upon the conversion of $3,825 of principal and $605 of accrued interest. This note is currently in default for non-payment and $3,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On January 13, 2021, the Company and the lender, (collectively as “Parties”) entered into a Note Repayment Agreement (“Repayment Agreement”) to settle the outstanding balance of the note. Pursuant to the Repayment Agreement, the Parties settled the outstanding principal amount of $34,675 and accrued interest payable of $5,333, for a total outstanding balance of $40,008 which was settled for $35,000, after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. The Company recorded a gain on extinguishment of debt of $5,031 during the nine months ended June 30, 2021, in connection with the settlement. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $0 and $34,675, respectively.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (18% default rate) and matures on October 8, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment. On January 8, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal amount of $39,000 and accrued interest payable of $6,462, for a total outstanding balance of $45,462 which was settled for $39,000, after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. The Company recorded a gain on extinguishment of debt of $6,462 during the nine months ended June 30, 2021, in connection with the settlement. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $0 and $39,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $51,000.

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

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $38,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on September 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $19,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On February 4, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. The note had an outstanding principal of $57,000 and accrued interest of $7,289 which was settled for $30,100, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the Notes. The Company recorded a gain on extinguishment of debt of $34,189 during the nine months ended June 30, 2021, in connection with the settlement. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $0 and $57,000, respectively.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matures on January 14, 2021. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $800 of default penalty was added to the principal balance during the six months ended June 30, 2021, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $8,800 and $8,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On January 7, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest is due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2021, the principal balance of this note was $328,200.

On February 3, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest is due on February 3, 2022. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2021, the principal balance of this note was $248,000.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest is due on February 24, 2022. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2021, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest is due on April 1, 2022. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2021, the principal balance of this note was $75,000.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,000 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2021, the principal balance of this note was $151,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On May 3, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest is due on May 3, 2022. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,650 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2021, the principal balance of this note was $67,650.

On June 21, 2021, the Company issued a 10% Convertible Promissory Note to GS Capital Partners, LLC, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest is due on June 21, 2022. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,250 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2021, the principal balance of this note was $83,250.

Accrued interest related to the convertible notes payable amounted to $1,359,842 and $962,830 as of June 30, 2021 and September 30, 2020, respectively, which was included in accrued interest on the accompanying condensed consolidated balance sheets. During the three and nine months ended June 30, 2021, the Company recorded interest expense of $220,857 and $465,655, respectively, and during the three and nine months ended June 30, 2020, the Company recorded interest expense of $199,501 and $492,323, respectively, in connection with these convertible notes payable.

During the nine months ended June 30, 2021, the Company recorded gain on extinguishment of debt in aggregate amount of $222,513 and prepayment penalties in aggregate amount of $30,148, related to cash settlement of convertible notes, as discussed above.

During the nine months ended June 30, 2021 and 2020, the Company recorded an aggregate default penalty of $800 and $518,215, respectively, charged to interest expense, in connection with these convertible notes payable.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additional, as of June 30, 2021 and September 30, 2020, the Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 -Derivatives and Hedging - Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the nine months ended June 30, 2021, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $2,754,080 was recorded as derivative liabilities of which $1,125,000 was allocated as a debt discount and $1,629,080 as derivative expense.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

During the fiscal year ended September 30, 2020, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $227,537 was recorded as derivative liabilities of which $107,450 was allocated as a debt discount and $120,078 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $867,292 for the nine months ended June 30, 2021.

During the nine months ended June 30, 2021, the fair value of the derivative liabilities was estimated at issuance and at the June 30, 2021, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	-%
Term (in years)	0.01 to 1 year
Volatility	150 % to 306%
Risk-free interest rate	0.01% to 0.11%

For the nine months ended June 30, 2021 and 2020, amortization of debt discounts related to the convertible notes amounted to $400,364and $1,613,539, respectively, included as interest expense on the accompanying condensed consolidated statements of operations. As of June 30, 2021 and September 30, 2020, the unamortized debt discount was $ 774,399 and $2,863, respectively.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	June 30, 2021	September 30, 2020
	(Unaudited)
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	430,000	430,000
Notes payable, net	$630,000	$630,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying condensed consolidated balance sheet. As of June 30, 2021 and September 30, 2020, the accrued interest of this note was $31,698 and $24,218, respectively.

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

JUNE 30, 2021

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

On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the June 2017 Note, July 2017 Note and January 2018 Note with an aggregate principal of $509,715 and accrued interest of $258,250, for a total outstanding balance of $767,965.Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory with a maturity date of September 16, 2021, and a default interest rate of 16%, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019.

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

As of June 30, 2021, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $26,887. As of September 30, 2020, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $15,658. As of June 30, 2021, the Company had not made any payments towards the Notes.

During the three and nine months ended June 30, 2021, the Company recorded interest expense of $3,740 and $11,219, respectively, in connection with the notes payable.

Loans Payable

Loans payable consisted of the following:

	June 30, 2021	September 30, 2020
	(Unaudited)
Loans principal amount	$475,000	$475,000

Loans payable	$475,000	$475,000

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of June 30, 2021 and September 30, 2020, loan payable net of unamortized debt discount amounted $475,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

In December 2015, the Company through its wholly owned subsidiaries, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $3,000 and $9,000 for three and nine months ended June 30, 2021, respectively.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of June 30, 2021 and September 30, 2020, the Company had an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 9).

On July 1, 2020, the Company issued a Promissory Note to Brian Gold, a member of the Board of Directors who is considered a related party, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. During the year ended September 30, 2020, the Company repaid $5,000 of the principal balance. As of June 30, 2021 and September 30, 2020, the note had principal balance of $6,000.

At September 30, 2020, the CEO and a former director of the Company had advanced $3,701 to the Company for working capital purposes which is reflected as due to related parties. During the six months ended March 31, 2021, the CEO of the Company advanced additional $5,316 to the Company for working capital purposes which is reflected as due to related parties. The loan is non-interest bearing and are due on demand. As of June 30, 2021 and September 30, 2020, this loan had a balance of $9,017 and $3,701, respectively.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

Common Stock Issued for Cash

•	On November 14, 2019, the Company sold 3,969,000 shares of the Company’s common stock for cash proceeds of $3,334 under the Equity Financing Agreement with GHS.

Common Stock Issued for Services

•

During the nine months ended June 30, 2021, the Company issued an aggregate of 180,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0015 per common share or $184 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $184 during the nine months ended June 30, 2021.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

•

During the nine months ended June 30, 2020, the Company issued an aggregate of 180,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.007 per common share or $174 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $174 during the nine months ended June 30, 2020.

•

During the nine months ended June 30, 2020, the Company issued an aggregate of 36,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.001 to $0.007 per common share or $32 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $32 during the nine months ended June 30, 2020. In October 2019, the Company reversed a prior grant from September 2019 to a director who resigned. The reversal was for 2,000 shares of common stock and $36 was credited to compensation expense.

•

During the nine months ended June 30, 2020, the Company issued an aggregate of 36,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.001 to $0.007 per common share or $32 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $32 during the nine months ended June 30, 2020. In October 2019, the Company reversed a prior grant from September 2019 to a director who resigned. The reversal was for 2,000 shares of common stock and $36 was credited to compensation expense.

Common Stock Issued Upon Conversion of Notes Payable

•

During the nine months ended June 30, 2021, the Company issued an aggregate of 1,896,364,333 shares of the Company’s common stock to various note holders upon the conversion of $265,293 of principal amount, $135,916 of accrued interest and $2,000 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0009 to $0.0027 per share or $2,217,080 based on the quoted trading price on the dates of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(1,813,870) and derivative fair value of $5,430,054 was recorded as a gain from extinguishment with the net gain from extinguishment of debt, related to note conversions, amounting to $3,616,184 during the nine months ended June 30, 2021.

•

During the nine months ended June 30, 2020, Between October 2019 and June 2020, the Company issued an aggregate of 2,114,117,197 shares of the Company’s common stock to various note holders upon the conversion of $249,523 of principal amount, $17,828 of accrued interest and $10,500 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives. The Company valued these shares of common stock at the fair value ranging from $0.001 to $0.0009 per share or $761,951 based on the quoted trading price on the dates of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as loss from extinguishment of debt which amounted to $456,105 and derivative fair value of $485,100 was recorded as a gain from extinguishment at the time of conversion during the nine months ended June 30, 2020.

As of June 30, 2021, the Company had 4,189,154,425 common stock outstanding of which 7,430,337 are unissued.

Stock Warrants

A summary of outstanding stock warrants as of June 30, 2021, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2020	1,600,000	$0.061	3.65
Granted	-	-	-
Balance as of June 30, 2021	1,600,000	$0.061	2.90

Warrants exercisable as of June 30, 2021	1,600,000	$0.061	2.90

Weighted average fair value of warrants granted during the period		$0.01

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

In October 2019, the Company granted warrant to purchase 1,200,000 of the Company’s common stock in connection with the issuance of a convertible note (see Note 5). The warrant expires five years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants is subject to adjustment pursuant to anti-dilution protection provision and other provisions as defined in the stock warrant agreement. The Company accounted for the warrant as a derivative liability since there were not enough authorized shares to cover all common stock equivalents and recorded a debt discount at relative fair value of $10,616 using a Black-Scholes option pricing model. with the following assumptions: stock price of $0.013 per share (based on the quoted trading price on the dates of grant), volatility of 190%, expected term of five years, and a risk-free interest rate of 1.40%. In Oct 2019, the Company recorded a debt discount of $10,616 and the corresponding increase in the derivative liabilities during the nine months ended June 30, 2021 was $1,341. The 400,000 warrants are also accounted for as derivative liabilities.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of June 30, 2021 and September 30, 2020, accrued salaries to Mr. Lukow amounted to $81,556 and $46,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying condensed consolidated balance sheets.

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

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of June 30, 2021 but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying condensed consolidated balance sheets.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $9,000 for the nine months ended June 30, 2021 and 2020 (see Note 7).

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to June 30, 2021, the Company issued an aggregate of 48,000 shares of common stock with grant date fair value of $48 or average of $0.001 per share to officers and directors as stock-based compensation.

Financing

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

Results of Operations

Comparison for the Three and Six Months Ended June 30, 2021 and 2020

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended June 30, 2021 and 2020 we generated minimal revenues of $2,355 and $2,540, respectively, from streaming music sales

•	During the nine months ended June 30, 2021 and 2020 we generated minimal revenues of $7,116 and $5,863, respectively, from streaming music sales

Operating Expenses

For the three and nine months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Compensation expense	$24,064	$24,006	$72,184	$72,174
Professional and consulting expense	25,502	14,000	45,246	115,262
License fees	-	-	160,003	-
Impairment of deposits	-	-	-	15,216
General and administrative expense	66,577	3,452	107,968	124,226
Total	$116,143	$41,458	$385,401	$326,878

Compensation expense:

•	For the three months ended June 30, 2021, compensation expense increased by $58 or 0.2%, as compared to the three months ended June 30, 2020.

•	For the nine months ended June 30, 2021, compensation expense increased by $10 or 0.01%, as compared to the nine months ended June 30, 2020.

Professional and consulting expense:

•

For the three months ended June 30, 2021, professional and consulting expense increased by $11,502 or 82%, as compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase in accounting fee of $13,176 and increase in legal fees of $2,337 offset by a decrease in consulting fees of $4,987.

•

For the nine months ended June 30, 2021, professional and consulting expense decreased by $70,016 or 61%, as compared to the nine months ended June 30, 2020. The decrease was primarily attributable to a decrease in consulting fees of $35,059 and decrease in accounting fee of $33,393.

License fee:

•

For the nine months ended June 30, 2021, license fee increased by $160,003 or 100%, as compared to the nine months ended June 30, 2020. This was due to the payment of license fee paid to the song writers in 2021 for to the songs used in the movie “Drama Drama”.

Impairment of deposits:

•	For the nine months ended June 30, 2021, impairment of deposits decreased by $15,216 or 100%, as compared to the nine months ended June 30, 2020.

General and administrative expense:

•

For the three months ended June 30, 2021, general and administrative expense increased by $63,125 or 1,829%, as compared to the three months ended June 30, 2020. The increase was primarily attributable to increase in marketing expense of $42,863, public company filing fee of $2,485, increase in travel and entertainment expense of $11,352, increase in insurance expense of $1,730 and increase in utilities of $2,004.

•

For the nine months ended June 30, 2021, general and administrative expense decreased by $16,258 or 13%, as compared to the nine months ended June 30, 2020. The decrease was primarily attributable to decrease in marketing expense of $11,263, a decrease in public and decrease in travel and entertainment expense of $6,130, offset by an increase in insurance expense of $3,057.

Other Income (Expenses), net

•

For the three months ended June 30, 2021, we had total other expense, net of $903,928 as compared total other expense, net of $55,461,541 for the three months ended June 30, 2020, a decrease of $54,557,613 or 98%. The change was primarily due decrease in loss on change in fair value of derivative liabilities of $54,684,069, decrease in interest expense of $69,209 and decrease in gain from sale of subsidiary of $20,000 offset by to an increase in initial derivative expense of $393,064 and increase in gain on extinguishment of debt of $217,399.

•

For the nine months ended June 30, 2021, we had total other income, net of $1,938,418 as compared to total other (expense), net $(61,929,527) for the nine months ended June 30, 2020, a change of $63,867,945 or 57%. The change was primarily due to decrease in gain from sale of subsidiary of $20,000 and a decrease in loss on change in fair value of derivative liabilities of $59,968,562 and decrease in loss on extinguishment of debt of $3,867,691 and decrease in interest expense of $1,514,854 offset by an increase in initial derivative expense of $1,509,002.

Net Income (Loss)

•

For the three months ended June 30, 2021, net loss attributable to All For One Media Corp. amounted to $1,016,305 or $0.00 per share (basic and diluted), compared to net loss of $55,499,340 or $(0.04) per share (basic and diluted) for the three months ended June 30, 2020, a decrease of $54,483,035 or 98% resulting from changes discussed above.

•

For the nine months ended June 30, 2021, net income attributable to All For One Media Corp. amounted to $1,564,296 or $0.00 per share (basic and diluted), compared to net (loss) of $(62,242,618) or $(0.07) per share (basic and diluted) for the nine months ended June 30, 2020, a change of $63,806,914 or 103% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $13,815,887 and cash of $88,077 as of June 30, 2021, and a working capital deficit of $17,593,320 and cash of $2,103 of cash as of September 30, 2020.

	June 30, 2021	September 30, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$110,980	$10,103	$100,877	998%
Total current liabilities	(13,926,867)	(17,603,423)	3,676,556	21%
Working capital deficit:	$(13,815,887)	$(17,593,320)	$3,777,433	21%

The increase in working capital deficit was primarily attributable to an increase in current assets of $100,877 and a decrease in current liabilities of $3,676,556.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(430,289)	$(176,944)
Net cash used in investing activities	-	(179,100)
Net cash provided by financing activities	516,263	261,284
Net change in cash	$85,974	$(94,760)

Net Cash Used in Operating Activities

Net cash used in operating activities was $430,289 for the nine months ended June 30, 2021, as compared to $176,944 for nine months ended June 30, 2020, an increase of $253,345 or 143%.

•

Net cash used in operating activities for the nine months ended June 30, 2021 primarily reflected our net income of $1,560,133 adjusted for the add-back on non-cash items such as amortization of debt discounts of $400,364, stock-based compensation expense of $220, gain from extinguishment of debt of $3,838,696, gain on change in fair value of derivative liabilities of $867,292, non-cash interest expense of $2,000, initial derivative expense of $1,629,080 and changes in operating asset and liabilities consisting primarily of an increase in prepaid and other current assets of $14,903, increase in accounts payable and accrued liabilities - related party of $44,000 and increase in accrued interest of $676,738 offset by a decrease in accounts payable and accrued liabilities of $22,733.

•

Net cash used in operating activities for the nine months ended June 30, 2020 primarily reflected our net loss of $62,250,542 adjusted for the add-back on non-cash items such as amortization of debt discounts of $1,613,539, stock-based compensation expense of $170, loss from extinguishment of debt of $28,995, impairment of deposits of $15,216, loss from sale of subsidiary of $45,840, gain on sale of investment of $(20,000), initial derivative expense of $120,078, loss on change in fair value of derivative liabilities of $59,101,270, non-cash interest expense of $10,500, non-cash default penalty interest of $518,215 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $29,334, decrease in deposits of $25,000, increase in accounts payable and accrued liabilities of $30,070, increase in accounts payable and accrued liabilities - related party of $41,020 and increase in accrued interest of $514,351.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the nine months ended June 30, 2021, as compared to $179,100 for the nine months ended June 30, 2020, a decrease of $179,100 or 100%.

•

Net cash used in investing activities for the nine months ended June 30, 2020, consisted of proceeds from sale of subsidiary of $50,000, proceeds from sale of investment of $20,000 offset by advance on film rights of $99,000 and cash disposed from sale of subsidiary of $150,100.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $516,263 for the nine months ended June 30, 2021, as compared to $261,284 for nine months ended June 30, 2020, an increase of $254,979 or 98%.

34

•

Net cash provided by financing activities for nine months ended June 30, 2021, consisted of proceeds from advance from a related party of $5,316, net proceeds from convertible notes payable of $1,125,000 offset by payments of convertible note of $614,053.

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

Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net income and net cash used in operations of $1,560,133 and $430,289, respectively, for the nine months ended June 30, 2021. The net income for the nine months ended June 30, 2021 was primarily a result of the non-cash gain on change in fair value of derivative liabilities of $867,292 and non-cash gain on extinguishment of debt of $3,838,696. Additionally, the Company had an accumulated deficit of $22,894,441, working capital deficit of $13,815,887 and a stockholders’ deficit of $13,815,887 as of June 30, 2021. As of June 30, 2021, the Company had $4,559,919 of outstanding convertible notes and $456,877 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 - Derivative and Hedging - Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended June 30, 2021, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•

During the three months ended June 30, 2021, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $76 as stock-based compensation. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

•

During the three months ended June 30, 2021, the Company issued to GS Capital Partners, LLC, an aggregate of 103,174,909 shares of common stock upon conversion of principal balance of $31,242 and accrued interest of $14,155. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default upon several convertible notes.

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bears an interest rate of 10% per annum and matured one year from the date of issuance and. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal amount and accrued interest of $10,055. As of June 30, 2021 and September 30, 2020 the principal balance of this note was $5,875 and $27,775, respectively.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum and matured on October 31, 2019. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 835,656,596 shares of common stock to the note holder upon the conversion of $148,220 of principal amount and accrued interest of $61,513. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $126,780 and $275,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum and matured on November 6, 2019. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $132,000.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $154,000.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 493,005,626 shares of common stock to the note holder upon the conversion of accrued interest of $33,142 and conversion fee of $2,000. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $330,556.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $165,000.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 28, 2019. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $264,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $179,300.

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 319,673,835 shares of common stock to the note holder upon the conversion of principal amount of $90,000, and accrued interest of $30,837. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $9,000 and $99,000, respectively.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $121,000.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $385,000.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. This note is currently in default for non-payment and $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $59,400.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. This note is currently in default for non-payment and $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $118,800.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. This note is currently in default for non-payment. As of June 30, 2021and September 30, 2020, the principal balance of this note was $100,000.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $137,500.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. This note is currently in default for non-payment and $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $159,500.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. This note is currently in default for non-payment and $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $181,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 5, 2020. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. As of June 30, 2021and September 30, 2020, the principal balance of this note was $239,100 and $242,000, respectively.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $51,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. This note is currently in default for non-payment and $800 of default penalty was added to the principal balance during the six months ended June 30, 2021, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2021 and September 30, 2020, the principal balance of this note was $8,800 and $8,000, respectively.

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

