Form 10-K
period 2021-09-30
ALL FOR ONE MEDIA CORP.
filed 2021-12-17
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2021, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.001 on such date is $4,078,549.18.

As of December 6, 2021, there were 4,546,809,880 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

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

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of September 30, 2021, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

The film, Drama Drama, was released on June 1, 2021, available across all major platforms, including iTunes, Amazon, Google, Microsoft, Vudu, Fandango Now, Comcast, Cox, Spectrum, DirectTV, and Dish, among others.

This first window in the release process was SVOD (Streaming) as discussed above and the second window in the release process will be by International Sales, Cable and Broadcast TV. In addition, the Drama Drama Official Soundtrack has been released through all major music streaming platforms on May 18, 2021, including Spotify, Apple Music, and TikTok.

As previously discussed, Drama Drama (formerly with a working title of “Crazy For the Boys”), the motion picture, has tested well with our target tween and teen demographic in its own right, but has also been designed to serve as a 100-minute launch vehicle for Drama Drama, the girl group.

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

	High	Low
Fiscal Year 2021
First Quarter ended December 31, 2020	$0.0052	$0.0001
Second Quarter ended March 31, 2021	$0.0049	$0.0007
Third Quarter ended June 30, 2021	$0.0014	$0.0008
Fourth Quarter Ended September 30, 2021	$0.0018	$0.0004

Fiscal Year 2020
First Quarter ended December 31, 2019	$0.0200	$0.0002
Second Quarter ended March 31, 2020	$0.0005	$0.0001
Third Quarter ended June 30, 2020	$0.0003	$0.0001
Fourth Quarter Ended September 30, 2020	$0.0002	$0.0001

Holders

As of December 6, 2021, there were approximately 75 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended September 30, 2021, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•

During the three months ended September 30, 2021, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $64 as stock-based compensation. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of September 30, 2021, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

The film, Drama Drama, was released on June 1, 2021, available across all major platforms, including iTunes, Amazon, Google, Microsoft, Vudu, Fandango Now, Comcast, Cox, Spectrum, DirectTV, and Dish, among others.

This first window in the release process was SVOD (Streaming) as discussed above and the second window the release process will be by International Sales, Cable and Broadcast TV. In addition, the Drama Drama Official Soundtrack has been released through all major music streaming platforms on May 18, 2021, including Spotify, Apple Music, and TikTok.

As previously discussed, Drama Drama, the motion picture, has tested well with our target tween and teen demographic in its own right, but has also been designed to serve as a 100-minute launch vehicle for Drama Drama, the girl group.

Our goal is to generate revenues related to the Drama Drama franchise from the movie, music, merchandising, live concert performances, and additional sources.

Results of Operations

Comparison for the Years Ended September 30, 2021, and 2020:

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the year ended September 30, 2021, we generated minimal revenues of $9,493 from streaming music sales.

•	During the year ended September 30, 2020, we generated minimal revenues of $9,762 from streaming music sales.

Operating Expenses

For the years ended September 30, 2021, and 2020, operating expenses consisted of the following:

	For Years Ended September 30,
	2021	2020
Compensation expense	$96,238	$98,180
Professional and consulting expense	110,992	124,262
License fees	160,003	-
Impairment of deposits	-	15,216
General and administrative expense	251,712	136,298
Total	$618,945	$373,956

Compensation expense:

•

For the year ended September 30, 2021, compensation expense decreased by $1,942 or 2%, as compared to the year ended September 30, 2020. The decrease was primarily attributable to a decrease in stock-based compensation.

Professional and consulting expense:

•

For the year ended September 30, 2021, professional and consulting expense decreased by $13,270 or 11%, as compared to the year ended September 30, 2020. The decrease was primarily attributable to a decrease in consulting fees of $35,048 and decrease in professional fees, offset by an increase in accounting fee of $22,607.

License fees:

•

For the year ended September 30, 2021, license fees increased by $160,003 or 100%, as compared to the year ended September 30, 2020. This was due to the payment of a one-time synchronization license fee paid to the song writers in 2021 for the use of their songs in the movie “Drama Drama”.

Impairment of deposit:

•	For the year ended September 30, 2021, impairment of deposits decreased by $15,216 or 100%, as compared to the year ended September 30, 2020.

General and administrative expense:

•

For the year ended September 30, 2021, general and administrative expense increased by $115,414 or 85%, as compared to the year ended September 30, 2020. The increase was primarily attributable to an increase in marketing expense of $100,960, an increase in public company filing fees of $4,248, an increase in travel and entertainment expense of $3,680, an increase in insurance expense of $3,993 and an increase in utilities expense of $2,405.

Other Income (Expenses), net

•

For the year ended September 30, 2021, we had total other expense, net of $2,506,018 as compared to $8,379,106 for the year ended September 30, 2020, a decrease of $5,873,088 or 70%. This decrease was primarily due to a decrease in loss on change in fair value of derivative liabilities of $2,320,594, decrease in loss from sale of a subsidiary of $45,840, decrease on gain on sale of investment of $20,000 and decrease in interest expense of $1,445,799 offset by an increase in initial derivative expense of $1,787,431, increase in gain on extinguishment of debt of $3,868,286.

Net Loss

•

For the year ended September 30, 2021, net loss attributable to All For One Media Corp. amounted to $3,110,176 or $(0.00) per share (basic and diluted), compared to $8,734,244 or $(0.01) per share (basic and diluted) for the year ended September 30, 2020, a decrease of $5,624,068 or 64% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $18,491,425 and cash of $101,431 as of September 30, 2021, and a working capital deficit of $17,593,320 and cash of $2,103 as of September 30, 2020.

	September 30, 2021	September 30, 2020	Change	Percentage Change
Working capital deficit:
Total current assets	$122,622	$10,103	$112,519	1,114%
Total current liabilities	(18,614,047)	(17,603,423)	(1,010,624)	6%
Working capital deficit:	$(18,491,425)	$(17,593,320)	$(898,105)	5%

The increase in working capital deficit was primarily attributable to an increase in current assets of $112,519 and an increase in current liabilities of $1,010,624.

Cash Flows

Changes in our cash balance are summarized as follows:

	Years Ended September 30,
	2021	2020
Net cash used in operating activities	$(660,935)	$(189,617)
Net cash used in investing activities	-	(179,100)
Net cash provided by (used in) financing activities	760,263	267,784
Net change in cash	$99,328	$(100,933)

Net Cash Used in Operating Activities

Net cash used in operating activities was $660,935 for the year ended September 30, 2021, as compared to $189,617 for the year ended September 30, 2020, an increase of $471,319 or 249%.

•

Net cash used in operating activities for the year ended September 30, 2021 primarily reflected our net loss of $3,115,470 adjusted for the add-back on non-cash items such as amortization of debt discounts of $721,789, stock-based compensation expense of $285, gain from extinguishment of debt of $(3,838,696), initial derivative expense of $1,907,509, loss on change in fair value of derivative liabilities of $2,743,541, non-cash interest expense of $2,000, non-cash default penalty interest of $800 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $13,191, increase in accounts payable and accrued liabilities – related party of $46,000 and increase in accrued interest of $910,486 offset by a decrease in accounts payable and accrued liabilities of $25,988.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the year ended September 30, 2021, as compared to net cash provided by investing activities of $179,100 for the year ended September 30, 2020, a change of $179,100 or 100%.

•

Net cash used in investing activities for the year ended September 30, 2020, consisted of proceeds from sale of subsidiary of $50,000, proceeds from sale of investment of $20,000, offset by advance on film rights of $99,000 and cash disposed from sale of subsidiary of $150,100.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $760,263 for the year ended September 30, 2021, as compared to $267,784 for the year ended September 30, 2020, a decrease of $492,480 or 184%.

•

Net cash used in investing activities for the year ended September 30, 2021, consisted of proceeds from advance from a related party of $5,316, net proceeds from convertible notes payable of $1,369,000, offset by $614,053 payment of convertible notes payable.

•

Net cash used in investing activities for the year ended September 30, 2020, consisted of proceeds from advance from a related party of $12,000, proceeds from sale of common stock of $3,334, proceeds from note payable of $150,000 and net proceeds from convertible notes payable of $107,450, offset by $5,000 payment of advance from a related party.

Cash Requirements

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for fiscal 2022. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $3,115,470 and $660,935 respectively, for the year ended September 30, 2021. Additionally, the Company had an accumulated deficit of $27,568,913 and working capital deficit of $18,491,425 as of September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the fair value of common stock issued for services, the valuation of derivative liabilities, the valuation of stock-based compensation and the valuation of deferred tax assets.

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of: a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or b) the date at which the counterparty’s performance is complete.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules of this annual report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position

Brian J. Lukow	61	President and Director

Aimee Ventura O’Brien	56	Secretary and Director

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

22

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information regarding executive compensation earned in or with respect to our fiscal year 2021 and 2020 by:

●	each person who served as our CEO; and

●	each person who served as our CFO; and

●	each person who served as our President.

Compensation Table for Executives

Name and Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Brian Lukow:	2021	$96,000	$—	$238	$—	$—	$—	$96,238
Chief Executive Officer, President	2020	$96,000	$—	$180	$—	$—	$—	$96,180
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

Outstanding Equity Awards at 2021 Fiscal Year-End for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of September 30, 2021, for each named executive officer.

	Option Awards					Stock Awards			Equity
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Brian Lukow	—	—	—	—	—	—	—	—	—

Compensation of Directors

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended September 30, 2021 and 2020:

Name	Years	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Brian Lukow	2021	—	23	—	—	—	—	23
	2020	—	16	—	—	—	—	16

Aimee Ventura O’Brien	2021	—	23	—	—	—	—	23
	2020	—	16	—	—	—	—	16

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of December 6, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,546,809,883 shares of our common stock issued and outstanding and 51 shares of our Series A Preferred Stock issued and outstanding as of December 6, 2021. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Five Percent Stockholders:

Brian Lukow (3)	Common Stock	5,064,386	0.11138%
	Preferred Stock	51	100%
Aimee Ventura O’Brien (4)	Common Stock	1,052,580	0.02315%
Directors and Officers as a Group		6,116,966	0.13453%

Crazy for the Boys, LLC (5)	Common Stock	5,201,500	0.11440%

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

2.	Based on 4,546,809,883 issued and outstanding shares of common stock as of December 6, 2021.
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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share. The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As September 30, 2021, and 2020, accrued salaries to Mr. Lukow amounted to $81,556 and $46,556, respectively, and was included in accounts payable and accrued liabilities – related party in the accompanying consolidated balance sheets.

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 for both periods for the year ended September 30, 2021, and 2020 which was included as rent expense under general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2021, and 2020, the Company had accrued rent balance of $27,500 and $16,500, respectively, reflected under ‘accounts payable and accrued liabilities - related party’ in the accompanying consolidated balance sheets.

During the year ended September 30, 2021, the CEO loaned $5,316 to the Company for working capital purposes which is reflected as due to related parties. During the year ended September 30, 2020, the CEO loaned an additional $1,000 for working capital purposes. The loan is non-interest bearing and are due on demand. During the year ended September 30, 2021, the Company reclassified from due to related parties, a note balance of $6,000 and advance from a former member of the Board of Directors of $2,500 that was received in the prior year, for a total amount of $8,500 to loans payables. As of September 30, 2021, and 2020, this loan had a balance of $6,517 and $9,701, respectively.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of September 30, 2021, and 2020, the Company has an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company and a corresponding increase in film cost.

In September 2019, pursuant to the Co-Production and Finance Agreement dated on July 24, 2019, the parent entity advanced $100,000 to a related party vendor and in October 2019, another $99,000 was advanced by our subsidiary, Carmel Valley Productions Inc. (“CVPI”) for a total advance of $199,000. On January 17, 2020, our parent entity entered into a Stock Purchase and Sale Agreement with our subsidiary, Carmel Valley Productions Inc. (CVPI”) whereby the Company sold any and all of its right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the Co-Production and Finance Agreement.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to our company for the years ended September 30, 2021, and 2020 for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A.:

	Years Ended September 30,
Fee Category	2021	2020
Audit Fees	$56,300	$56,400
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$56,300	$56,400

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the fiscal years ended September 30, 2021, and 2020.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2021, and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2021, and 2020 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Promissory Note with Auctus Fund I dated July 18, 2017 (2)

10.6	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (3)

10.7	Promissory Note with GS Capital Partners, LLC dated November 6, 2018 (3)

10.8	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (3)

10.9	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (3)

10.10	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (3)

10.11	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (3)

10.12	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (3)

10.13	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (4)

10.14	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (4)

10.15	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (4)

10.16	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (5)

10.17	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (5)

10.18	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (5)

10.19	Promissory Note with GS Capital Partner, LLC dated September 4, 2019 (6)

10.20	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019 (6)

10.21	Stock Purchase and Sale Agreement with Carmel Valley Productions Inc. (7)

10.22	Promissory Note with GS Capital Partners, LLC dated January 7, 2021 (7)

10.23	Promissory Note with GS Capital Partners, LLC dated February 3, 2021 (7)

10.24	Promissory Note with GS Capital Partners, LLC dated February 24, 2021 (7)

10.25	Promissory Note with GS Capital Partners, LLC dated April 1, 2021 (7)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our form 10-K filed on January 16, 2018, and incorporated herein by reference.
(3)	As filed with our Form 10-K filed on January 15, 2019.
(4)	As filed with our Form 10-Q filed on May 17, 2019.
(5)	As filed with our Form 10-Q filed on August 14, 2019.
(6) (7)	As filed with our Form 10-K filed on January 14, 2020. As field with our Form 10-Q filed on June 8, 2021.
*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: December 17, 2021	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Lukow	Chief Executive Officer, Chief Financial Officer, President and Director	December 17, 2021
Brian Lukow	(Principal Executive, Financial and Accounting Officer)

/s/ Aimee Ventura O’Brien	Director	December 17, 2021
Aimee Ventura O’Brien

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of:

All For One Media Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of All For One Media Corp. and Subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for each of the two years in the period ended September 30, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss and cash used in operations of $3,115,470 and $660,935, respectively, for the year ended September 30, 2021. Additionally, the Company had an accumulated deficit of $27,568,913 and working capital deficit of $18,491,425 as of September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As described in Footnote 2 “Derivative Liabilities” and “Fair Value Measurements” and Footnote 5, “Convertible Notes Payable” to the consolidated financial statements, the Company recorded derivative activity during fiscal 2021 that resulted primarily in a net aggregate derivative expense of $4,651,050 and derivative liabilities of $11,587,761 at September 30, 2021.

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

December 17, 2021

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020

ASSETS

Current assets:
Cash	$101,431	$2,103
Prepaid expenses and other current assets	21,191	8,000
Total current assets	122,622	10,103

TOTAL ASSETS	$122,622	$10,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$61,246	$87,234
Accounts payable and accrued liabilities - related party	234,056	188,056
Accrued interest	1,652,165	1,002,708
Convertible notes payable, net of unamortized debt discounts	3,958,802	4,212,959
Note payable	430,000	430,000
Note payable - related party	200,000	200,000
Loans payable	483,500	475,000
Due to related parties	6,517	9,701
Derivative liabilities	11,587,761	10,997,765
Total current liabilities	18,614,047	17,603,423

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares designated;
51 and 51 shares issued and outstanding
at September 30, 2021 and 2020, respectively	-	-
Common stock, $0.001, 19,000,000,000 shares authorized:
4,189,226,425 shares and 2,292,574,092 shares issued and outstanding
as of September 30, 2021 and 2020, respectively	4,189,229	2,292,576
Additional paid-in capital	5,263,279	4,942,567
Accumulated deficit	(27,568,913)	(24,458,737)
Total All For One Media Corp. Stockholders' deficit	(18,116,405)	(17,223,594)

Non-controlling interest in subsidiaries	(375,020)	(369,726)

Total Stockholders' deficit	(18,491,425)	(17,593,320)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$122,622	$10,103

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2021	2020

Revenues	$9,493	$9,762

Operating expenses:
Compensation expense	96,238	98,180
Professional and consulting expense	110,992	124,262
License fees	160,003	-
Impairment of deposits	-	15,216
General and administrative expense	251,712	136,298
Total operating expense	618,945	373,956
Loss from operations	(609,452)	(364,194)

Other income (expense):
Initial derivative expense	(1,907,509)	(120,078)
Change in fair value of derivative liabilities	(2,743,541)	(5,064,135)
Gain (loss) from extinguishment of debt, net	3,838,696	(29,590)
Loss from sale of subsidiary	-	(45,840)
Gain on sale of investment	-	20,000
Interest expense	(1,693,664)	(3,139,463)
Total other expense, net	(2,506,018)	(8,379,106)

Loss before provision for income taxes	(3,115,470)	(8,743,300)

Provision for income taxes	-	-
Net loss	(3,115,470)	(8,743,300)

Loss attributable to non-controlling interest	5,294	9,056

Net loss attributable to All For One Media Corp.	$(3,110,176)	$(8,734,244)

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	3,652,537,713	1,248,062,682

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2019	51	-	77,114,395	77,114	6,382,859	(15,724,493)	(360,670)	(9,625,190)

Sale of common stock	-	-	3,969,000	3,969	(635)	-	-	3,334

Issuance of common stock for services	-	-	286,000	286	(110)	-	-	176

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	2,211,204,697	2,211,207	(1,439,547)	-	-	771,660

Net loss for the year	-	-	-	-	-	(8,734,244)	(9,056)	(8,743,300)

Balance, September 30, 2020	51	$-	2,292,574,092	$2,292,576	$4,942,567	$(24,458,737)	$(369,726)	$(17,593,320)

Issuance of common stock for services	-	-	288,000	288	(3)	-	-	285

Fair value of the common stock issued in connection with conversion of principal and accrued interest on notes payable	-	-	1,896,364,333	1,896,365	320,715	-	-	2,217,080

Net loss for the year	-	-	-	-	-	(3,110,176)	(5,294)	(3,115,470)

Balance, September 30, 2021	51	$-	4,189,226,425	$4,189,229	$5,263,279	$(27,568,913)	$(375,020)	$(18,491,425)

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,115,470)	$(8,743,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	721,789	1,732,387
Stock-based compensation	285	176
Loss (gain) on extinguishment of debt, net	(3,838,696)	29,590
Gain on sale of investment	-	(20,000)
Impairment of deposits	-	15,216
Loss from sale of subsidiary, CVPI	-	45,840
Initial derivative expense	1,907,509	120,078
Change in fair value of derivative liabilities	2,743,541	5,064,135
Non-cash interest expense	2,000	10,500
Non-cash default penalty interest	800	657,715
Changes in assets and liabilities:
Prepaid expenses and other current assets	(13,191)	29,334
Deposit	-	25,000
Accounts payable and accrued liabilities	(25,988)	41,571
Accounts payable and accrued liabilities - related party	46,000	60,020
Accrued interest	910,486	742,122
NET CASH USED IN OPERATING ACTIVITIES	(660,935)	(189,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on film rights	-	(99,000)
Proceeds from sale of investment	-	20,000
Proceeds from sale of subsidiary, CVPI	-	50,000
Cash disposed from sale of subsidiary	-	(150,100)
NET CASH USED IN INVESTING ACTIVITIES	-	(179,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	5,316	12,000
Proceeds from sale of common stock	-	3,334
Proceeds from note payable	-	150,000
Proceeds from convertible notes payable, net of issuance cost	1,369,000	107,450
Payments of convertible notes	(614,053)	-
Payments on advance from a related party	-	(5,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	760,263	267,784

NET CHANGE IN CASH	99,328	(100,933)

CASH - beginning of the year	2,103	103,036

CASH - end of the year	$101,431	$2,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$48,452	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$1,369,000	$107,450
Issuance of common stock in connection with conversion of note payable and accrued interest	$401,208	$271,400

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2021 and 2021, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2021 and 2020, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie has been completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company has been receiving several offers for the distribution of the film and the Company continues to review those offers.

On June 21, 2019, Carmel Valley Productions, Inc. (“CVPI”), a newly formed wholly owned subsidiary, a Florida corporation, was formed for purpose of owning and producing family friendly films (see Note 9). In January 2020, the Company sold 90% of its 100% interest in CVPI for $50,000 (see Note 4).

On November 1, 2021, the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized common stock from 4,200,000,000 to 19,000,000,000 shares. The increase in authorized common stock has been retroactively reflected in the accompanying consolidated financial statements (see Note 8 and 11).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of September 30, 2021, and 2020. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2021, and 2020, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $21,191 and $8,000 as of September 30, 2021, and 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash and common stock for consulting which are being amortized over the terms of their respective agreements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the fair value of common stock issued for services, the valuation of derivative liabilities, the valuation of stock-based compensation and the valuation of deferred tax assets.

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

As of September 30, 2021, and 2020, the carrying value of the film costs for both periods was $0.

Fair Value Measurement and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at September 30, 2021 and 2020:

	September 30, 2021			September 30, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$11,587,761	$-	$-	$10,997,765

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended September 30,
	2020	2020
Balance at beginning of year	$10,997,765	$6,166,273
Initial valuation of derivative liabilities included in debt discount	1,369,000	107,450
Initial valuation of derivative liabilities included in derivative expense	1,907,509	120,078
Reclassification of derivative liabilities to gain on debt extinguishment	(5,430,054)	(460,171)
Change in fair value included in derivative expense	2,743,541	5,064,135
Balance at end of year	$11,587,761	$10,997,765

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

SEPTEMBER 30, 2021 AND 2020

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

The potentially dilutive common stock equivalents as of September 30, 2021, and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	September 30,
	2021	2020
Common Stock Equivalents:
Stock Warrants	1,600,000	1,600,000
Convertible Notes	22,115,183,123	152,108,787,982
Total	22,116,783,123	152,110,387,982

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2021, 2020, and 2019 tax years may still be subject to federal and state tax examination.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of: a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or b) the date at which the counterparty’s performance is complete.

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of September 30, 2021, and 2021, the Company recorded a non-controlling interest balance of $(375,020) and $(369,726), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying consolidated balance sheet and losses attributable to non-controlling interest of $5,294 and $9,056 during the years ended September 30, 2021, and 2020, respectively, as reflected in the accompanying consolidated statements of operations.

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

During the years ended September 30, 2021, and 2020, the Company recognized revenue of $9,493 and $9,762, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $3,115,470 and $660,935 respectively, for the year ended September 30, 2021. Additionally, the Company had an accumulated deficit of $27,568,913 and working capital deficit of $18,491,425 as of September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of September 30, 2021, and 2020, convertible notes payable – unrelated party consisted of the following:

	September 30,
	2021	2020
Principal amount	$4,665,641	$4,215,822
Less: unamortized debt discount	(706,839)	(2,863)
Convertible notes payable, net	$3,958,802	$4,212,959

As of September 30, 2021, the Company had defaulted on 22 of its convertible notes payable with aggregate outstanding principal amount of $3,239,876. Subsequent to September 30, 2021, the Company and a lender (“Parties”) entered into an agreement to extend the maturity dates 23 of the convertible notes, of which 16 are currently in default, with inception dated between October 2018 to September 2021 (“Amendment Agreements”). Pursuant to the Amendment Agreements, the Parties agreed to extend the maturity dated of all the 23 convertible notes to April 18, 2022 and waive any penalty interest that would otherwise have occurred due to the failure to timely repay the convertible notes on or prior to the original maturity date (see Note 11). All other terms of the convertible notes not modified in the Amendment Agreements shall remain in full force and effect.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

As of September 30, 2021, the Company had defaulted on 22 of its convertible notes payable with aggregate outstanding principal amount of $3,239,876. Subsequent to September 30, 2021, the Company and a lender (“Parties”) entered into an agreement to extend the maturity dates 23 of the convertible notes, of which 16 are currently in default, with inception dated between October 2018 to September 2021 (“Amendment Agreements”). Pursuant to the Amendment Agreements, the Parties agreed to extend the maturity dated of all the 23 convertible notes to April 18, 2022 and waive any penalty interest that would otherwise have occurred due to the failure to timely repay the convertible notes on or prior to the original maturity date (see Note 11). All other terms of the convertible notes not modified in the Amendment Agreements shall remain in full force and effect.

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021, and 2020, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021, and 2020, the principal balance of this note $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bears an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note is currently in default for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal amount and accrued interest of $10,055. As of September 30, 2021 and 2020 the principal balance of this note was $5,875 and $27,775, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on October 31, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 835,656,596 shares of common stock to the note holder upon the conversion of $148,220 of principal amount and accrued interest of $61,513. As of September 30, 2021 and 2020, the principal balance of this note was $126,780 and $275,000, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on November 6, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $132,000.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $154,000.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. During the year ended September 30, 2021, the Company issued an aggregate of 493,005,626 common stock to the note holder upon the conversion of accrued interest of $33,142 and fees of $2,000. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $330,556.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $165,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $264,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $179,300.

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. This note is currently in default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 319,673,835 shares of common stock to the note holder upon the conversion of principal amount of $90,000, and accrued interest of $30,837. As of September 30, 2021 and 2020, the principal balance of this note was $9,000 and $99,000, respectively.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $121,000 and $110,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $385,000 and $350,000, respectively.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $59,400.

On April 11, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on February 28, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 107,599,614 common stock to the note holder upon the conversion of $78,000 of principal amount and accrued interest of $4,680. As of September 30, 2020, the principal balance of this note was $0.

On May 9, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceeds of $93,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (18% default rate) and matured on May 9, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 120-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $7,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 166,415,235 common stock to the note holder upon the conversion of $31,659 of principal amount. This note is currently in default for non-payment. On January 8, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal amount of $68,341 and accrued interest payable of $18,604, for a total outstanding balance of $86,945 which was settled for $68,341, after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. The Company recorded a gain on extinguishment of debt of $18,604 during the year ended September 30, 2021, in connection with the settlement. As of September 30, 2021 and 2020, the principal balance of this note was $0 and $68,341, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On May 20, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $73,000 and received proceeds of $70,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 379,522,399 common stock to the note holder upon the conversion of $43,700 of principal amount. This note is currently in default for non-payment and $24,600 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On February 4, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. The note had an outstanding principal of $53,900 and accrued interest of $18,097 which was settled for $53,900, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the Notes. The Company recorded a gain on extinguishment of debt of $18,097 during the year ended September 30, 2021, in connection with the settlement. As of September 30, 2021 and 2020 the principal balance of this note was $0 and $53,900, respectively.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021, and 2020, the principal balance of this note was $118,800.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2021, and 2020, the principal balance of this note was $100,000.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 11, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 18,461,758 common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $146. This note is currently in default for non-payment and $12,210 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On April 4, 2021, the Company and the lender (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) the outstanding balance of the note. The note had principal balance of $134,310 and accrued interest payable of $38,826 for a total of outstanding balance of $173,136 which was settled for cash in the amount of $144,446, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the note. The Company recorded a gain on extinguishment of debt of $28,690 during the years ended September 30, 2021, in connection with the settlement As September 30, 2021, and 2020, the principal balance of this note was $0 and $134,310, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On June 17, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $78,000 and received proceeds of $75,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on April 15, 2020. The note are unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $39,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On February 4, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. The note had an outstanding principal of $117,000 and accrued interest of $25,746 which was settled for $78,000, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the Notes. The Company recorded a gain on extinguishment of debt of $64,746 during the year ended September 30, 2021, in connection with the settlement. As of September 30, 2021, and 2020, the principal balance of this note was $0 and $117,000, respectively.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $12,500of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $137,500.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021, and 2020, the principal balance of this note was $159,500.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On August 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $50,000 and received proceeds of $47,500, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on August 12, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $5,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 41,322,182 shares of common stock to the note holder upon the conversion of principal amount of $2,273. On January 8, 2021, the Company and the lender (collectively as “Parties”) entered into a Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal $52,727 accrued interest for $10,399 and penalties of $15,229 for an aggregate settlement payment of $78,355 after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. As of September 30, 2021, and 2020, the principal balance of this note was $0 and $55,000, respectively.

On August 27, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $80,000 and received initial proceeds of $34,500 (“First Tranche”), net of discount of $5,550. The 10% convertible promissory note and all accrued interest are due 12 months from the date for each tranche funded. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 25 prior trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $5,500 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $20,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On January 7, 2021, the Company and the lender (collectively as “Parties”) entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal of $60,000, accrued interest for $7,581 and penalties of $14,919 for an aggregate settlement payment of $82,500, after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. As of September 30, 2021, and 2020, the principal balance of this note was $0 and $60,000, respectively.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021, and 2020, the principal balance of this note was $181,500.

On September 4, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $63,000 and received proceeds of $60,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on June 30, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $31,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On February 4, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. The note had an outstanding principal of $94,500 and accrued interest of $15,194 which was settled for $63,000, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the Notes. The Company recorded a gain on extinguishment of debt of $46,694 during the year ended September 30, 2021, in connection with the settlement. As of September 30, 2021, and 2020, the principal balance of this note was $0 and $94,500, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. As of September 30, 2021, and 2020, the principal balance of this note was $239,100 and $242,000, respectively.

On September 23, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $35,000 and received proceeds of $33,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 23, 2020. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 125% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,000 in connection with this note payable which will be amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 80,543,272 common stock to the note holder upon the conversion of $3,825 of principal and $605 of accrued interest. This note is currently in default for non-payment and $3,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On January 13, 2021, the Company and the lender, (collectively as “Parties”) entered into a Note Repayment Agreement (“Repayment Agreement”) to settle the outstanding balance of the note. Pursuant to the Repayment Agreement, the Parties settled the outstanding principal amount of $34,675 and accrued interest payable of $5,333, for a total outstanding balance of $40,008 which was settled for $35,000, after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. The Company recorded a gain on extinguishment of debt of $5,031 during the year ended September 30, 2021, in connection with the settlement. As of September 30, 2021 and 2020, the principal balance of this note was $0 and $34,675, respectively.

On October 8, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $39,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (18% default rate) and matures on October 8, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% to the lowest trading price during the previous 20 trading days of the conversion date subject to adjustment for stock splits, stock dividends, right offering, combinations, recapitalization, reclassification, extraordinary distributions and similar events. During the first 60 to 120 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After the prepayment date up to the maturity date, this note shall have a cash redemption of 150% of the outstanding principal and accrued interest. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment. On January 8, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. Pursuant to the Settlement Agreement, the Parties settled the outstanding principal amount of $39,000 and accrued interest payable of $6,462, for a total outstanding balance of $45,462 which was settled for $39,000, after which the note was retired and extinguished, and the Company released from any and all claims relating to the note. The Company recorded a gain on extinguishment of debt of $6,462 during the year ended September 30, 2021, in connection with the settlement. As of September 30, 2021 and 2020, the principal balance of this note was $0 and $39,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $51,000.

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

On November 29, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $38,000 and received proceeds of $35,000, net of discount. The note is unsecured, bears an interest rate of 12% per annum (22% default rate) and matured on September 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 58% of the average of the lowest 2 trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. This note is currently in default for non-payment and $19,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On February 4, 2021, the Company and lender (collectively as “Parties”) entered into a Debt Settlement Agreement (“Settlement Agreement”) to settle the outstanding balance of the note. The note had an outstanding principal of $57,000 and accrued interest of $7,289 which was settled for $30,100, after which the note was be retired and extinguished, and the Company released from any and all claims relating to the Notes. The Company recorded a gain on extinguishment of debt of $34,189 during the year ended September 30, 2021, in connection with the settlement. As of September 30, 2021 and 2020, the principal balance of this note was $0 and $57,000, respectively.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which will be amortized over the term of the note. This note is currently in default for non-payment and $800 of default penalty was added to the principal balance during the year ended September 30, 2021, pursuant to the note and accrue interest at the default interest rate upon default. As of September 30, 2021 and 2020, the principal balance of this note was $8,800.

On January 7, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest is due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $328,200.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On February 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest is due on February 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $248,000.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest is due on February 24, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest is due on April 1, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $75,000.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,000 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $151,000.

On May 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest is due on May 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,650in connection with this note payable which is being amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $67,650.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On June 21, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest is due on June 21, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,250 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $83,250.

On July 12, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest is due on July 12, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,787 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $45,787.

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest is due on July 27, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,828 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $46,828.

On September 17, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $161,250 and received proceeds of $155,000, net of discount of $6,250. The 10% convertible promissory note and all accrued interest is due on September 17, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2021, the principal balance of this note was $161,250.

During the year ended September 30, 2021 and 2020, the Company recorded an aggregate default penalty of $800 and $657,715, respectively, in connection with the convertible notes payable and charged to interest expense

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Accrued interest related to the convertible notes payable amounted to $1,587,435 and $962,830 as of September 30, 2021, and 2020, respectively, which was included in accrued interest on the accompanying consolidated balance sheets.

During the years ended September 30, 2021, and 2020, the Company recorded interest expense of $913,919 and $713,793, respectively, in connection with these convertible notes payable.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additional, as of September 30, 2021 and 2020, the Notes and Warrants outstanding were accounted for as derivatives and the warrants also meet the criteria to be accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the fiscal year ended September 30, 2021, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $3,276,509 was recorded as derivative liabilities of which $1,369,000 was allocated as a debt discount and $1,907,509 as derivative expense.

During the fiscal year ended September 30, 2020, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $227,537 was recorded as derivative liabilities of which $107,450 was allocated as a debt discount and $120,078 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities which are valued at $11,586,925 and $836, respectively for a total of $11,587,761. In connection with these revaluations, the Company recorded a loss from the change in the derivative liabilities fair value of $2,743,541 and $5,064,135 for the years ended September 30, 2021, and 2020, respectively.

During the year ended September 30, 2021, the fair value of the derivative liabilities was estimated at issuance and at the September 30, 2021, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	-%
Term (in years)	0.01 to 1 year
Volatility	242% to 304%
Risk-free interest rate	0.05% to 1.61%

For the years ended September 30, 2021 and 2020, amortization of debt discounts related to the convertible notes amounted to $721,789 and $1,732,387, respectively, included as interest expense on the accompanying consolidated statements of operations. As of September 30, 2021, and 2020, the unamortized debt discount was $706,839 and $2,863, respectively.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	September 30,
	2021	2020
Notes principal amount – related party	$200,000	$200,000
Notes principal amount – unrelated party	430,000	430,000
Loans payable, net	$630,000	$630,000

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of September 30, 2021, and 2020, the principal balance of this note was $200,000and is reflected as note payable - related party in the accompanying consolidated balance sheet. As of September 30, 2021, and 2020, the accrued interest of this note was $34,219 and $24,218, respectively.

On September 27, 2019, the Company, through its then wholly owned subsidiary, CVPI, issued a 10% promissory note for $100,000. The 10% promissory note and all accrued interest are due on June 27, 2020. This note may be prepaid without penalty. On January 17, 2021, the Company sold its interest in the CVPI and the outstanding principal of $100,000 and related accrued interest of the note payable was assumed by CVPI (see Note 4). As of September 30, 2020, the principal balance of this note was $0.

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

On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the June 2017 Note, July 2017 Note and January 2018 Note with an aggregate principal of $509,715 and accrued interest of $258,250, for a total outstanding balance of $767,965. Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory with a maturity date of September 16, 2021, and a default interest rate of 16%, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019. The note with principal balance of $180,000 is currently in default for non-payment.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

In connection with the Settlement Agreement, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes to former director of the Company for $125,000 and a third-party note holder for $125,000 (the collectively as “Notes”), for a total principal amount of $250,000 which are both due on July 16, 2021. The Notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes are guaranteed by the Company. In the event, the Company sells the Movie, the Notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. These Notes totaling $250,000 are currently in default for non-payment. The Company and Brian Lukow, CEO of the Company, have not transferred and assigned any of its rights, title and interest in the Movie equally to each holder of the Notes.

As of September 30, 2021, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $30,658. As of September 30, 2020, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $15,658. As of September 30, 2021, the Company had not made any payments towards the Notes.

During the years ended September 30, 2021, and 2020, the Company recorded interest expense of $15,000 and $25,068, respectively, in connection with the notes payable.

Loans Payable

Loans payable consisted of the following:

	September 30,
	2021	2020
Loans principal amount	$483,500	$475,000

Loans payable	$483,500	$475,000

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

Consequently, the initial proceeds of $300,000 was accounted for as liability or debt to be repaid only if there is a profit in the Movie. Additionally, ASC 470-10-35 requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on estimated future expected cash flows to be paid to the investor. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability since the Movie was still in post-production stage, and thus were subject to significant uncertainty. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loan. Accordingly, during fiscal year 2018, the Company estimated the cash flows associated with the Movie and determined a discount of $2,351,750 which was being accounted for as interest expense over the 5-year estimated life of the Movie based on expected future revenue streams. As of September 30, 2019, the Company expects no profit from the Movie (see impairment expense in Note 2 “Film Production Cost”) and reversed to profit interest recovery on the accompanying consolidated statements of operations the profit interest payable of $699,113 which was recorded as of fiscal 2018 as well as the $300,000 liability discussed above and reversed the profit interest accrued during the year ended September 30, 2019 in the amount of $452,678, recorded as a credit to interest expense. As of September 30, 2021, and 2020, loan payable net of unamortized debt discount amounted $475,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On July 1, 2020, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. During the year ended September 30, 2020, the Company repaid $5,000 of the principal balance. As of September 30, 2021 and 2020, the note had principal balance of $6,000.

During the year ended September 30, 2021, the Company reclassified from due to related parties,$6,000 of the note balance discussed above and advance from a former member of the Board of Directors of $2,500 that was received in the prior year, for a total amount of $8,500 to loans payables (see Note 7).

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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As September 30, 2021, and 2020, accrued salaries to Mr. Lukow amounted to $81,556 and $46,556, respectively, and was included in accounts payable and accrued liabilities – related party in the accompanying consolidated balance sheets (see Note 9).

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 for both periods for the year ended September 30, 2021, and 2020 which was included as rent expense under general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2021, and 2020, the Company had accrued rent balance of $27,500 and $16,500, respectively, reflected under ‘accounts payable and accrued liabilities - related party’ in the accompanying consolidated balance sheets.

During the year ended September 30, 2021, the CEO loaned $5,316 to the Company for working capital purposes which is reflected as due to related parties. During the year ended September 30, 2020, the CEO loaned an additional $1,000 for working capital purposes. The loan is non-interest bearing and are due on demand. During the year ended September 30, 2021, the Company reclassified from due to related parties, a note balance of $6,000 and advance from a former member of the Board of Directors of $2,500 that was received in the prior year, for a total amount of $8,500 to loans payables (see Note 7). As of September 30, 2021, and 2020, this loan had a balance of $6,517 and $9,701, respectively.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of September 30, 2021, and 2020, the Company has an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company and a corresponding increase in film cost.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 8 – STOCKHOLDERS’ DEFICIT

On November 1, 2021, the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized common stock from 4,200,000,000 to 19,000,000,000 shares. The increase in authorized common stock has been retroactively reflected in the accompanying consolidated financial statements (see Note 1 and Note 11).

Common Stock

Sale of Common Stock for Cash

•	On November 14, 2019, fiscal year 2020, the Company sold 3,969,000 shares of the Company’s common stock for cash proceeds of $3,334 under the Equity Financing Agreement with GHS.

Common Stock Issued for Services

•	During the year ended September 30, 2021, the Company issued an aggregate of 48,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0015 per common share or $46 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $32 during the year ended September 30, 2021.

•	During the year ended September 30, 2021, the Company issued an aggregate of 240,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0015 per common share or $239 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $239 during the year ended September 30, 2021.

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

•

During the year ended September 30, 2020, the Company issued an aggregate of 240,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.000 to $0.007 per common share or $180 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $180 during the year ended September 30, 2020.

Common Stock Issued Upon Conversion of Notes Payable

•

During the year ended September 30, 2021, the Company issued an aggregate of 1,896,364,333 shares of the Company’s common stock to various note holders upon the conversion of $265,293 of principal amount, $135,915 of accrued interest and $2,000 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0007 to $0.0027 per share or $2,217,080 based on the quoted trading price on the dates of issuance. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as loss from extinguishment of debt which amounted to $1,813,872 and derivative fair value of $5,430,054 was recorded as a gain from extinguishment at the time of conversion during the year ended September 30, 2021.

•

During the year ended September 30, 2020, the Company issued an aggregate of 2,211,204,697 shares of the Company’s common stock to various note holders upon the conversion of $252,922 of principal amount, $18,478 of accrued interest and $10,500 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0001 to $0.0009 per share or $771,660 based on the quoted trading price on the dates of issuance. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as loss from extinguishment of debt which amounted to $489,761 and derivative fair value of $460,171 was recorded as a gain from extinguishment at the time of conversion during the year ended September 30, 2020.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Stock Warrants

A summary of outstanding stock warrants as of September 30, 2021, and changes during the year ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2019	400,000	$0.200	3.52
Granted	1,200,000	0.015	4.03
Exercised/Forfeited	-	-	-
Balance as of September 30, 2020	1,600,000	$0.061	3.65
Granted	-	-	-
Exercised/Forfeited	-	-	-
Balance as of September 30, 2021	1,600,000	$0.061	2.65

Warrants exercisable as of September 30, 2020	1,600,000	$0.061	2.65

Weighted average fair value of warrants granted during the period		$0.001

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As September 30, 2021, and 2020, accrued salaries to Mr. Lukow amounted to $81,556 and $46,556, respectively, and was included in accounts payable and accrued liabilities – related party in the accompanying consolidated balance sheets (see Note 7).

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

SEPTEMBER 30, 2021 AND 2020

On August 29, 2019, the Company accepted the resignation of Brian Gold as a director of the Company.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of September 30, 2021, and 2020, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheets.

Equity Financing Agreement

On April 11, 2018, the Company entered into an Equity Financing Agreement and Registration Rights with GHS Investments LLC (“GHS”), who is also a note holder. Although the Company is not mandated to sell shares under the Financing Agreement,the Financing Agreement gives the Company the option to sell to the note holder, up to $4,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement is deemed effective in August 2018. The $4,000,000 was stated as the total amount of available funding in the Financing Agreement because this was the maximum amount that GHS agreed to offer the Company in funding. The purchase price of the common stock will be set at eighty percent (80%) of the lowest trading price of the common stock during the ten (10) consecutive trading day period immediately preceding the date on which the Company delivers a put notice to GHS. In addition, there is an ownership limit for GHS of 9.99%. GHS is not permitted to engage in short sales involving the Company’s common stock during the term of the commitment period. Additionally, the Company issued to GHS a $40,000promissory note dated July 2018 as a commitment fee which shall mature 6 months from execution (see Note 5). The Company recorded the commitment fee initially as deferred offering cost which was expensed during the fiscal year 2019 due to indefinite delay in the equity offering. As of September 30, 2020, the Equity Financing Agreement expired and the Registration Statement is no longer in effect.

Operating Lease

In December 2015, the Company executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $12,000 and $12,000 for the years ended September 30, 2021, and 2020, respectively.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Sales Agency Agreement

On October 25, 2019, the Company entered into a sales agency agreement with a third party who will act as a sales agent for the purpose of seeking distribution for the motion picture project, Crazy for the Boys. The initial term of this agreement commences from November 1, 2019, to June 30, 2020, subject to automatic renewals upon achievement of certain sales goal as defined in the agreement. Both parties agree that if sales agent does not deliver during the initial term period, both parties will reassess the terms and the Company will have the sole option to terminate the agreement. In consideration for the services rendered hereunder, the Sales Agent shall receive 20% on international sales, 15% on domestic sales, and for Netflix sale commission will be 10% for worldwide deal and 7.5% for domestic deal. As of September 30, 2021, and 2020, there were no sales under this agreement.

NOTE 10 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at September 30, 2021 and 2020 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended September 30, 2021 and 2020 were as follows:

	Years Ended September 30,
	2021	2020
Income tax benefit at U.S. statutory rate of 21%	$(654,249)	$(1,834,191)
Income tax benefit – State tax rate at 5%	(155,774)	(436,712)
Non-deductible expenses	1,397,013	1,806,054
Increase (decrease) in valuation allowance	(586,990)	464,849
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of September 30, 2021 and 2020 was as follows:

	As of September 30,
	2021	2020
Net operating loss carryforward	$759,301	$1,346,292
Valuation allowance	(759,301)	(1,346,292)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $2,920,389 at September 30, 2021. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended September 30, 2021, because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The decrease in the allowance was $(586,990) in fiscal year 2021. The potential tax benefit arising from the loss carryforward of approximately $1,909,458 accumulated through September 30, 2018, will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $1,010,931 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2020 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 11 – SUBSEQUENT EVENTS

First Amendment to Convertible Notes

On October 18, 2021, the Company and a lender (“Parties”) entered into an agreement to extend the maturity dates of the 23 convertible notes, with one lender, with inception dated between October 2018 to September 2021 (“Amendment Agreements”). Pursuant to the Amendment Agreements, the Parties agreed to extend the maturity dated of all the 23 convertible notes, of which 16 are currently in default, two April 18, 2022 and waive any penalty interest that would otherwise have occurred due to the failure to timely repay the convertible notes on or prior to the original maturity date. All other terms of the convertible notes not modified in the Amendment Agreements shall remain in full force and effect.

Increase in Authorized Shares

On November 1, 2021,the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized common stock from 4,200,000,000 to 19,000,000,000 shares. The increase in authorized common stock has been retroactively reflected in the accompanying consolidated financial statements.

Issuance of Common Stock

Subsequent to September 30, 2021, the Company issued to a lender, an aggregate of 357,535,455 shares of common stock upon conversion of principal amount of $82,501, accrued interest of $24,932 and conversion fee of $1,050. This common stock had an aggregate grant date fair value of $212,571.

Subsequent to September 30, 2021, the Company issued an aggregate of 48,000 shares of common stock with grant date fair value of $29 or an average of $0.0006 per share to officers and directors as stock-based compensation.

