Form 10-Q
period 2021-12-31
ALL FOR ONE MEDIA CORP.
filed 2022-02-18
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

914- 574-6174

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

As of February 4, 2022, there were 5,070,047,999 of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP.

FORM 10-Q

DECEMBER 31, 2021

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021

ASSETS

Current assets:
Cash	$113,603	$101,431
Prepaid expenses and other current assets	33,359	21,191
Total current assets	146,962	122,622

TOTAL ASSETS	$146,962	$122,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$54,369	$61,246
Accounts payable and accrued liabilities - related party	234,556	234,056
Accrued interest	1,231,737	1,652,165
Convertible notes payable, net of unamortized debt discounts	3,895,157	3,958,802
Notes payable	430,000	430,000
Notes payable - related party	200,000	200,000
Loans payable	483,500	483,500
Due to related party	6,517	6,517
Derivative liabilities	6,401,834	11,587,761
Total current liabilities	12,937,670	18,614,047

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares designated; 51 and 51 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	-	-
Common stock, $0.001, 19,000,000,000 shares authorized: 4,854,017,273 and 4,189,226,425 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	4,854,020	4,189,229
Additional paid-in capital	4,956,907	5,263,279
Accumulated deficit	(22,225,496)	(27,568,913)
Total All For One Media Corp. Stockholders' deficit	(12,414,569)	(18,116,405)

Non-controlling interest in subsidiaries	(376,139)	(375,020)

Total Stockholders' deficit	(12,790,708)	(18,491,425)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$146,962	$122,622

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2021	2020

Revenues	$2,313	$2,410

Operating expenses:
Compensation expense	24,040	24,046
Professional and consulting expense	79,220	-
General and administrative expense	92,384	9,934
Total operating expense	195,644	33,980
Loss from operations	(193,331)	(31,570)

Other income (expense):
Initial derivative expense	(123,743)	-
Change in fair value of derivative liabilities	5,384,980	(350,638)
Loss from extinguishment of debt, net	(48,570)	(662,923)
Gain on debt modification	764,999	-
Interest income (expense)	(442,037)	(248,888)
Total other income (expense), net	5,535,629	(1,262,449)

Income (loss) before provision for income taxes	5,342,298	(1,294,019)

Provision for income taxes	-	-
Net income (loss)	5,342,298	(1,294,019)

Loss attributable to non-controlling interest	1,119	1,131

Net income (loss) attributable to All For One Media Corp.	$5,343,417	$(1,292,888)

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,391,606,717	2,498,962,180
Diluted	28,713,304,533	2,498,962,180

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2021	51	$-	4,189,226,425	$4,189,229	$5,263,279	$(27,568,913)	$(375,020)	$(18,491,425)

Issuance of common stock for services	-	-	72,000	72	(23)	-	-	49

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	664,718,848	664,719	(306,349)	-	-	358,370

Net loss for the period	-	-	-	-	-	5,343,417	(1,119)	5,342,298

Balance, December 31, 2021	51	$-	4,854,017,273	$4,854,020	$4,956,907	$(22,225,496)	$(376,139)	$(12,790,708)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2020	55	$-	2,292,574,092	$2,292,576	$4,942,567	$(24,458,737)	$(369,726)	$(17,593,320)

Issuance of common stock for services	-	-	72,000	72	(16)	-	-	56

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	976,788,580	976,789	259,349	-	-	1,236,138

Net loss for the period	-	-	-	-	-	(1,292,888)	(1,131)	(1,294,019)

Balance, December 31, 2020	55	$-	3,269,434,672	$3,269,437	$5,201,900	$(25,751,625)	$(370,857)	$(17,651,145)

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,342,298	$(1,294,019)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	273,310	2,863
Stock-based compensation	49	56
Loss on extinguishment of debt, net	48,570	662,923
Gain on debt modification	(764,999)	-
Initial derivative expense	123,743	-
Change in fair value of derivative liabilities	(5,384,980)	350,638
Non-cash interest expense	2,100	1,500
Non-cash default penalty interest	-	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(12,168)	-
Accounts payable and accrued liabilities	(6,877)	2,485
Accounts payable and accrued liabilities - related party	500	23,500
Accrued interest	166,626	244,524
NET CASH USED IN OPERATING ACTIVITIES	(211,828)	(5,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	-	5,316
Proceeds from loan payable	50,000	-
Proceeds from convertible notes payable, net of issuance cost	224,000	-
Payments of loan payable	(50,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	224,000	5,316

NET CHANGE IN CASH	12,172	(214)

CASH - beginning of the year	101,431	2,103

CASH - end of the year	$113,603	$1,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$224,000	$-
Issuance of common stock in connection with conversion of note payable and accrued interest	$159,010	$62,606

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of December 31, 2021, and September 30, 2021, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

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

On November 1, 2021, the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized common stock from 4,200,000,000 to 19,000,000,000 shares. The increase in authorized common stock has been retroactively reflected in the accompanying condensed consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2021. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2021, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on December 17, 2021. The results of operations for the three months ended December 31, 2021, are not necessarily indicative of the results to be expected for the full year.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021 and September 30, 2020, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $33,359 and $21,191 as of December 31, 2021 and September 30, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash and common stock for consulting which are being amortized over the terms of their respective agreements.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the fair value of common stock issued, the valuation of derivative liabilities, the valuation of stock-based compensation and the valuation of deferred tax assets.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at June 30, 2021:

	December 31, 2021			September 30, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$6,401,834	$-	$-	$11,587,761

A roll forward of the level 3 valuation financial instruments is as follows:

Three Months Ended December 31, 2021
(Unaudited)
Balance at September 30, 2021	$11,587,761
Initial valuation of derivative liabilities included in debt discount	224,000
Initial valuation of derivative liabilities included in derivative expense	123,743
Reclassification of derivative liabilities to gain on debt extinguishment	(148,690)
Change in fair value included in derivative expense	(5,384,980)
Balance at December 31, 2021	$6,401,834

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

DECEMBER 31, 2021

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

The potentially dilutive common stock equivalents as of December 31, 2021, and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2021	December 31, 2020
Common Stock Equivalents:
Stock Warrants	1,600,000	1,600,000
Convertible Notes	24,321,697,816	16,686,886,496
Total	24,323,297,816	16,688,486,496

The following table presents a reconciliation of basic and diluted net loss per share:

Three Months Ended December 31, 2021
Income (loss) per common share - basic:
Net income	$5,343,417
Weighted average common shares outstanding - basic	4,391,606,717

Net income (loss) per common share - basic:	$0.00

Loss per common share - diluted:
Net income attributable to All For One Media Corp.	$5,343,417
Add: interest on debt	442,037
Add: initial derivative expense	123,743
Add: loss on extinguishment of debt, net	48,570
Less: gain from change in fair value of derivative liabilities	(5,384,980)
Less: gain debt modification	(764,999)
Numerator for loss from operations per common share - diluted	$(192,212)

Weighted average common shares outstanding - basic	4,391,606,717
Effect of dilutive securities:
Convertible notes payable	24,321,697,816
Weighted average common shares outstanding - diluted	28,713,304,533

Net loss per common share - diluted:	$(0.00)

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of December 31, 2021 and September 30, 2021, the Company recorded a non-controlling interest balance of $(376,139) and $(375,020), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying condensed consolidated balance sheet and losses attributable to non-controlling interest of $1,119 and $1,131 during the three months ended December 31, 2021 and 2020, respectively, as reflected in the accompanying condensed consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Revenue Recognition

ASU Topic 606 - Revenue from Contracts with Customers (“ASU 606”), the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognize revenue of $2,313 and $2,410 during the three months ended December 31, 2021 and 2020, respectively, from streaming music sales. The Company markets their master song recordings (see Note 1) through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company early adoption ASU 2020-06 during the three months ended December 31, 2021 and it did not have a material effect on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adoption ASU 2021-04 during the three months ended December 31, 2021 and it did not have a material effect on the consolidated financial statements.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net income and net cash (used in) operations of $5,342,298 and $(211,828), respectively, for the three months ended December 31, 2021. The net income for the three months ended December 31, 2021, was primarily a result of the non-cash gain on change in fair value of derivative liabilities of $5,384,980 and non-cash gain on debt modification of $764,999. Additionally, the Company had an accumulated (deficit) of $(22,225,496), working capital (deficit) of $(12,790,708) and a stockholders’ (deficit) of $(12,790,708) as of December 31, 2021. As of December 31, 2021, the Company had $1,069,921 of convertible notes and $430,000 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2021, and September 30, 2021, convertible notes payable - unrelated party consisted of the following:

	December 31, 2021	September 30, 2021
	(Unaudited)
Principal amount	$4,561,736	$4,665,641
Less: unamortized debt discount	(666,579)	(706,839)
Convertible notes payable, net - current	$3,895,157	$3,958,802

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021 and September 30, 2020, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021 and September 30, 2020, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bears an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note came into default for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal balance and accrued interest of $10,055. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $14,074 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021 the principal balance of this note was $0 and $5,875, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on October 31, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 835,656,596 shares of common stock to the note holder upon the conversion of $148,220 of principal balance and accrued interest of $61,513. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $90,196 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations.  During the three months ended December 31, 2021, the Company issued an aggregate of 296,870,683 shares of common stock to the note holder upon the conversion of $56,780 of principal, accrued interest of $17,376 and conversion fee of $1,050. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $45,000 and $126,780, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on November 6, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $46,509 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. During the three months ended December 31, 2021, the Company issued an aggregate of 367,848,165 shares of common stock to the note holder upon the conversion of $65,000 of principal balance, accrued interest of $19,854 and conversion fee of $1,050. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $55,000 and $132,000, respectively.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $54,261 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $140,000 and $154,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. During the year ended September 30, 2021, the Company issued an aggregate of 493,005,626 common stock to the note holder upon the conversion of accrued interest of $33,142 and fees of $2,000. This note came into default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $330,556.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $58,137 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $150,000 and $165,000, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $93,019 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $240,000 and $264,000, respectively.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $62,589 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $163,000 and $179,300, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. This note came into default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 319,673,835 shares of common stock to the note holder upon the conversion of principal amount of $90,000, and accrued interest of $30,837. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $21,568 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $0 and $9,000, respectively.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $40,755 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $110,000 and $121,000, respectively.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $124,015 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $350,000 and $385,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $18,551 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $54,000 and $59,400, respectively.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $34,968 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $108,000 and $118,800, respectively.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $16,137 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $100,000.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021 and September 30, 2020, the principal balance of this note was $137,500.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $42,843 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $145,000 and $159,500, respectively.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $45,639 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $165,000 and $181,500, respectively.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $239,100.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $51,000.

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

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $800 of default penalty was added to the principal balance during the year ended September 30, 2021, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $1,738 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $8,000 and $8,800, respectively.

On January 7, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest is due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which is being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below). As of December 31, 2021 and September 30, 2021, the principal balance of this note was $328,200.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On February 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $248,000and received proceeds of $238,000, net of discount of $10,000. The 10%  convertible promissory note and all accrued interest is due on February 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which is being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below). As of December 31, 2021 and September 30, 2021, the principal balance of this note was $248,000.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest is due on February 24, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which is being amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below). As of December 31, 2021 and September 30, 2021, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest is due on April 1, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which is being amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below). As of December 31, 2021 and September 30, 2021, the principal balance of this note was $75,000.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,000 in connection with this note payable which is being amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below). As of December 31, 2021 and September 30, 2021, the principal balance of this note was $151,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On May 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest is due on May 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,650 in connection with this note payable which is being amortized over the term of the note. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $67,650.

On June 21, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest is due on June 21, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,250 in connection with this note payable which is being amortized over the term of the note. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $83,250.

On July 12, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest is due on July 12, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,787 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $45,787.

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest is due on July 27, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,828 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $46,828.

On September 17, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $161,250 and received proceeds of $155,000, net of discount of $6,250. The 10% convertible promissory note and all accrued interest is due on September 17, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $161,250.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On December 6, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 6, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2021, the principal balance of this note was $116,525.

On December 23, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 23, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which will be amortized over the term of the note. As of December 31, 2021, the principal balance of this note was $116,525.

Accrued interest related to the convertible notes payable amounted to $1,160,600 and $1,587,435 as of December 31, 2021 and September 30, 2021, respectively, which was included in accrued interest on the accompanying condensed consolidated balance sheets.

During the three months ended December 31, 2021 and 2020, the Company recorded interest expense of $160,181 and $238,253, respectively, respectively, in connection with these convertible notes payable.

On October 18, 2021, several convertible notes payable (“Notes”) held by one lender was amended whereby the lender extended the maturity dates to April 18, 2022 and waived the penalty interests, incurred on the respective original maturity dates of the Notes, which includes; (i) the 10% default penalty added to the principal balance of the Notes and; (ii) the difference between the interest accrued at the original interest rate and default interest rate. The amendment of the Notes resulted in; (i) a reduction of outstanding principal balances in total amount of $215,175 which was the total amount of default penalty added to the principal balance of the Notes upon the respective default dates and; (ii) a reduction of accrued interest in total amount of $549,824 which was the difference in accrued interest incurred at the original and default interest rate. Based on the result of the amendment of the Notes the Company accounted for it as a trouble debt restructuring in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors and recognized and gain on debt modification of $764,999 during the three months ended December 31, 2021.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additionally, as of December 31, 2021 and September 30, 2021, the Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 -Derivatives and Hedging - Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the three months ended December 31, 2021, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $347,743 was recorded as derivative liabilities of which $224,000 was allocated as a debt discount and $123,743 as derivative expense.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $5,384,98 for the three months ended December 31, 2021.

During the three months ended December 31, 2021, the fair value of the derivative liabilities was estimated at issuance and at the December 31, 2021, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	-%
Term (in years)	0.01 to 1 year
Volatility	196% to 328%
Risk-free interest rate	0.05% to 0.07%

For the three months ended December 31, 2021 and 2020, amortization of debt discounts related to the convertible notes amounted to $273,310 and $2,863, respectively, which was recorded as interest expense on the accompanying condensed consolidated statements of operations. As of December 31, 2021 and September 30, 2021, the unamortized debt discount were $666,579 and $706,839, respectively.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	December 31, 2021	September 30, 2021
	(Unaudited)
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	430,000	430,000
Notes payable, net	$630,000	$630,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of December 31, 2021 and September 30, 2021, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying condensed consolidated balance sheet. As of December 31, 2021 and September 30, 2021, the accrued interest of this note was $36,740 and $34,219, respectively.

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

DECEMBER 31, 2021

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

On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the June 2017 Note, July 2017 Note and January 2018 Note with an aggregate principal of $509,715 and accrued interest of $258,250, for a total outstanding balance of $767,965. Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory which matured on September 16, 2021, and shall accrued default interest rate of 16% upon default notice from the lender, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019.

In connection with the Settlement Agreement, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes to former director of the Company for $125,000 and a third-party note holder for $125,000 (the collectively as “Notes”), for a total principal amount of $250,000 which are both due on July 16, 2021. The Notes bears an interest rate of 6% and 16% upon the event of default. The Notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes are guaranteed by the Company. In the event, the Company sells the Movie, the Notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. These Notes came into default at maturity for non-payment and accrue interest at the default rate of 16% per annum. The Company and Brian Lukow, CEO of the Company, have not transferred and assigned any of its rights, title and interest in the Movie equally to each holder of the Notes.

As of December 31, 2021, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $34,397. As of September 30, 2021, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $30,658. As of December 31, 2021, the Company had not made any payments towards the Notes. During the three months ended December 31, 2021, the Company recorded interest expense of $3,740, in connection with the Notes.

Loans Payable

Loans payable consisted of the following:

	December 31, 2021	September 30, 2021
	(Unaudited)
Loans principal amount	$483,500	$483,500

Loans payable	$483,500	$483,500

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of December 31, 2021 and September 30, 2021, loan payable net of unamortized debt discount amounted $475,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

In April 2016, a former member of the Board of Directors advanced the Company $2,500 to cover the Company’s working capital which is reflected as loan payable and is due on demand. As of December 31, 2021 and September 30, 2021, the advance had an outstanding balance of $2,500.

On July 1, 2020, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. In 2020, the Company repaid $5,000 of the principal balance. As of December 31, 2021 and September 30, 2021, the note had principal balance of $6,000.

On October 29, 2021, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $50,000 to cover the Company’s working capital. The note matured on December 13, 2021. During the three months ended December 31, 2021, the Company repaid the outstanding balance of the note. As of December 31, 2021 the note had no outstanding balance.

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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of December 31, 2021 and September 30, 2021, accrued salaries to Mr. Lukow amounted to $79,055 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying consolidated balance sheets (see Note 9).

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $3,000 for the three months ended December 31, 2021 which was included as rent expense under general and administrative expense in the accompanying condensed consolidated statements of operations. As of December 31, 2021 and September 30, 2021, the Company had accrued rent balance of $30,500 and $27,500, respectively, which is reflected as accounts payable and accrued liabilities - related party in the accompanying condensed consolidated balance sheets.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of December 31, 2021 and September 30, 2021, the Company had an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 9).

In 2020, the CEO advanced to the Company $1,201 and an additional $5,316 in 2021, a total of $6,517 for working capital purposes for which is reflected as due to related parties. The advanced is non-interest bearing and are due on demand. As of December 31, 2021 and September 30, 2021, this advanced had a balance of $6,517.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ DEFICIT

On November 1, 2021, the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized common stock from 4,200,000,000 to 19,000,000,000 shares. The increase in authorized common stock has been retroactively reflected in the accompanying condensed consolidated financial statements (see Note 1).

Common Stock

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

•

During the three months ended December 31, 2021, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0004 to $0.0008 per common share or $40 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $40 during the three months ended December 31, 2021.

•

During the three months ended December 31, 2021, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.0004 to $0.0008 per common share or $9 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $9 during the three months ended December 31, 2021.

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

•

During the three months ended December 31, 2021, the Company issued an aggregate of 664,718,848 shares of the Company’s common stock to a note holder upon the conversion of $121,780 of principal amount, $37,230of accrued interest and $2,100 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0004 to $0.0008 per share or $358,370 based on the quoted trading price on the dates of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(197,260) and derivative fair value of $148,690 was recorded as a gain from extinguishment with the net (loss) from extinguishment of debt, related to note conversions, amounting to $48,570 during the three months ended December 31, 2021.

As of December 31, 2021, the Company had 4,854,017,273 common stock outstanding of which 7,574,337 are unissued.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Stock Warrants

A summary of outstanding stock warrants as of December 31, 2021, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2021	1,600,000	$0.061	2.65
Granted	-	-	-
Balance as of December 31, 2021	1,600,000	$0.061	2.40

Warrants exercisable as of December 31, 2021	1,600,000	$0.061	2.40

Weighted average fair value of warrants granted during the period		$0.00

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of December 31, 2021 and September 30, 2021, accrued salaries to Mr. Lukow amounted to $79,055 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying consolidated balance sheets (see Note 7).

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

DECEMBER 31, 2021

(UNAUDITED)

On August 29, 2019, the Company accepted the resignation of Brian Gold as a director of the Company.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of December 31, 2021 and September 30, 2021, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying condensed consolidated balance sheets.

On November 5, 2021, the Company and a consultant entered into a consulting agreement with a four-month term ending in February 2022. The consulting agreement provides for monthly consultant compensation of $6,000 first two months and monthly consultant compensation of $5,000 for the last two months. During the three months ended December 31, 2021, the Company paid a total of $12,000 in connection with the consulting agreement and was recorded as consulting fee in the accompanying condensed consolidated statement of operations.

Operating Lease

In December 2015, the Company through its wholly owned subsidiaries, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month lease. The lease requires the Company to pay a monthly rent of $1,000. Rent expense was $3,000 for the three months ended December 31, 2021 and 2020 (see Note 7).

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to December 31, 2021, the Company issued an aggregate of 24,000 shares of common stock with grant date fair value of $5 or average of $0.0002 per share to officers and directors as stock-based compensation.

Convertible Notes Conversion

Subsequent to December 31, 2021, the Company issued an aggregate of 216,006,726 shares of the Company’s common stock to a note holder upon the conversion of $28,000 of principal amount, $8,947 of accrued interest and $700 of conversion fee, pursuant to the conversion terms of the convertible notes.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2021 and 2020

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended December 31, 2021 and 2020 we generated minimal revenues of $2,313 and $2,410, respectively, from streaming music sales

Operating Expenses

For the three months ended December 31, 2021 and 2020, operating expenses consisted of the following:

	For Three Months Ended December 31,
	2021	2020
Compensation expense	$24,040	$24,046
Professional and consulting expense	79,220	-
General and administrative expense	92,384	9,934
Total	$195,644	$33,980

Compensation expense:

•	For the three months ended December 31, 2021, compensation expense decreased by $6 or 0.02%, as compared to the three months ended December 31, 2020.

Professional and consulting expense:

•	For the three months ended December 31, 2021, professional and consulting expense increased by $79,220 or 100%, as compared to the three months ended December 31, 2020. The increase was attributable to an increase in consulting fees of $22,427 which was primarily attributable to marketing strategy services in 2021, an increase in investor relations fee of $26,311 which was primarily attributable to services for creating social media and online Company presence, an increase in legal fees of $2,912 and an increase in accounting fee of $27,570 in 2021 since the Company was not current with their filings in 2020 and therefore did not inccur any accounting fees in 2020.

General and administrative expense:

•

For the three months ended December 31, 2021, general and administrative expense decreased by $82,450 or 830%, as compared to the three months ended December 31, 2020. The increase was primarily attributable to an increase in marketing expense of $62,327, increase in public company filing fees of $8,508, increase in travel and entertainment expense of $4,995, increase in utilities expense of $1,677 and increase in other office expense of $4,943.

Other Income (Expenses), net

•

For the three months ended December 31, 2021, we had total other income, net of $5,535,629 as compared total other (expense), net of $(1,262,449) for the three months ended December 31, 2020, an increase in total other income of $6,798,078 or 538%. The increase in total other income was primarily due increase in gain on change in fair value of derivative liabilities of $5,735,618, increase in gain on debt modification of $764,999, increase on initial derivative expense of $(123,743) and increase in interest expense of $(193,149) offset by a decrease in loss from debt extinguishment of $614,353

Net Income (Loss)

•

For the three months ended December 31, 2021, net income attributable to All For One Media Corp. amounted to $5,343,417 or $0.00 and $(0.00) per share, basic and diluted, respectively, compared to net (loss) of $(1,292,888) or $(0.00) per share (basic and diluted) for the three months ended December 31, 2020, a change of $6,636,305 or 513% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $12,790,708 and cash of $113,603 as of December 31, 2021, and a working capital deficit of $18,491,425 and cash of $101,431 of cash as of September 30, 2021.

	December 31, 2021	September 30, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$146,962	$122,622	$24,340	20%
Total current liabilities	(12,937,670)	(18,614,047)	5,676,377	31%
Working capital deficit:	$(12,790,708)	$(18,491,425)	$5,700,717	31%

The decrease in working capital deficit was primarily attributable to an increase in current assets of $24,340 and a decrease in current liabilities of $5,676,377.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(211,828)	$(5,530)
Net cash provided by financing activities	224,000	5,316
Net change in cash	$12,172	$(214)

Net Cash Used in Operating Activities

Net cash used in operating activities was $211,828 for three months ended December 31, 2021, as compared to $5,530 for three months ended December 31, 2020, an increase of $206,298 or 3,731%.

•

Net cash used in operating activities for the three months ended December 31, 2021 primarily reflected our net income of $5,342,298 adjusted for the add-back on non-cash items such as amortization of debt discounts of $273,310, stock-based compensation expense of $49, loss from extinguishment of debt of $48,570, gain on change in fair value of derivative liabilities of $5,384,980, gain on debt modification of $764,999, non-cash interest expense of $2,100, initial derivative expense of $123,743 and changes in operating asset and liabilities consisting primarily of an increase in prepaid and other current assets of $12,168, increase in accounts payable and accrued liabilities - related party of $500 and increase in accrued interest of $166,626 offset by a decrease in accounts payable and accrued liabilities of $6,877.

•

Net cash used in operating activities for the three months ended December 31, 2020 primarily reflected our net loss of $1,294,019 adjusted for the add back on noncash items such as amortization of debt discounts of $2,863, stock-based compensation expense of $56, loss from extinguishment of debt of $662,923 loss on change in fair value of derivative liabilities of $350,638, noncash interest expense of $1,500 and changes in operating asset and liabilities consisting primarily of an increase in accounts payable and accrued liabilities of $2,485, increase in accounts payable and accrued liabilities - related party of $23,500 and increase in accrued interest of $244,524.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $224,000 for the three months ended December 31, 2021, as compared to $5,316 for three months ended December 31, 2020, an increase of $218,684 or 4,114%.

•

Net cash provided by financing activities for three months ended December 31, 2021, consisted of net proceeds from convertible notes payable of $224,000 and proceeds from note payable of $50,000 offset by payments of note payable of $50,000.

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

Going Concern

The accompanying condensed consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net income and net cash (used in) operations of $5,342,298 and $(211,828), respectively, for the three months ended December 31, 2021. The net income for the three months ended December 31, 2021, was primarily a result of the non-cash gain on change in fair value of derivative liabilities of $5,384,980 and non-cash gain on debt modification of $764,999. Additionally, the Company had an accumulated (deficit) of $(22,225,496), working capital (deficit) of $(12,790,708) and a stockholders’ (deficit) of $(12,790,708) as of December 31, 2021. As of December 31, 2021, the Company had $1,069,921 of convertible notes and $430,000 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the fair value of common stock issued, the valuation of derivative liabilities, the valuation of stock-based compensation and the valuation of deferred tax assets.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Revenue Recognition

ASU Topic 606 - Revenue from Contracts with Customers (“ASU 606”), the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company markets their master song recordings through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended December 31, 2021, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.

During the three months ended December 31, 2021, the Company issued to a lender, an aggregate of 664,717,848 shares of common stock upon conversion of principal balance of $121,780, accrued interest of $37,230 and conversion fee of $2,100. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

2.

During the three months ended December 31, 2021, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $49 as stock-based compensation. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default upon several convertible notes.

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021, and September 30, 2021, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021, and September 30, 2021, the principal balance of this note was $190,248.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 493,005,626 shares of common stock to the note holder upon the conversion of accrued interest of $33,142 and conversion fee of $2,000. As of December 31, 2021, and September 30, 2021, the principal balance of this note was $330,556.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021, and September 30, 2021, the principal balance of this note was $137,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 5, 2020. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. As of December 31, 2021, and September 30, 2021, the principal balance of this note was $239,100.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2021, and September 30, 2021, the principal balance of this note was $51,000.

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

ALL FOR ONE MEDIA CORP.

Date: February 18, 2022	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

