Form 10-Q
period 2022-03-31
ALL FOR ONE MEDIA CORP.
filed 2022-05-16
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 5,834,964,335 of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash	$29,141	$101,431
Prepaid expenses and other current assets	20,527	21,191
Total current assets	49,668	122,622

TOTAL ASSETS	$49,668	$122,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$53,059	$61,246
Accounts payable and accrued liabilities - related party	234,556	234,056
Accrued interest	1,393,268	1,652,165
Convertible notes payable, net of unamortized debt discounts	4,180,946	3,958,802
Notes payable	480,083	430,000
Notes payable - related party	200,000	200,000
Loans payable	483,500	483,500
Due to related party	6,517	6,517
Derivative liabilities	9,072,890	11,587,761
Total current liabilities	16,104,819	18,614,047

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares designated;
51 and 51 shares issued and outstanding at March 31, 2022 and
September 30, 2021, respectively	-	-
Common stock, $0.001, 19,000,000,000 shares authorized:
5,834,940,335 and 4,189,226,425 shares issued and outstanding
as of March 31, 2022 and September 30, 2021, respectively	5,834,943	4,189,229
Additional paid-in capital	4,218,586	5,263,279
Accumulated deficit	(25,722,681)	(27,568,913)
Total All For One Media Corp. Stockholders' deficit	(15,669,152)	(18,116,405)

Non-controlling interest in subsidiaries	(385,999)	(375,020)

Total Stockholders' deficit	(16,055,151)	(18,491,425)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,668	$122,622

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenues	$1,170	$2,351	$3,483	$4,761

Operating expenses:
Compensation expense	24,004	24,074	48,044	48,120
Professional and consulting expense	48,938	19,744	128,158	19,744
License fees	-	160,003	-	160,003
General and administrative expense	80,882	31,457	173,266	41,391
Total operating expense	153,824	235,278	349,468	269,258
Loss from operations	(152,654)	(232,927)	(345,985)	(264,497)

Other income (expense):
Initial derivative expense	-	(1,236,016)	(123,743)	(1,236,016)
Change in fair value of derivative liabilities	(2,756,786)	1,450,004	2,628,194	1,099,366
Gain (loss) from extinguishment of debt, net	(35,252)	4,289,481	(83,822)	3,626,558
Gain on debt modification	-	-	764,999	-
Interest income (expense)	(562,353)	(398,674)	(1,004,390)	(647,562)
Total other income (expense), net	(3,354,391)	4,104,795	2,181,238	2,842,346

Income (loss) before provision for income taxes	(3,507,045)	3,871,868	1,835,253	2,577,849

Provision for income taxes	-	-	-	-
Net income (loss)	(3,507,045)	3,871,868	1,835,253	2,577,849

Loss attributable to non-controlling interest	9,860	1,621	10,979	2,752

Net income (loss) attributable to All For One Media Corp.	$(3,497,185)	$3,873,489	$1,846,232	$2,580,601

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,278,286,069	3,765,872,837	4,840,797,968	3,128,917,755
Diluted	5,278,286,069	14,096,237,144	66,340,012,340	13,459,282,062

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	Preferred Stock Series A $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2021	51	$-	4,189,226,425	$4,189,229	$5,263,279	$(27,568,913)	$(375,020)	$(18,491,425)

Issuance of common stock for services	-	-	72,000	72	(23)	-	-	49

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	664,718,848	664,719	(306,349)	-	-	358,370

Net income for the period	-	-	-	-	-	5,343,417	(1,119)	5,342,298

Balance, December 31, 2021	51	-	4,854,017,273	4,854,020	4,956,907	(22,225,496)	(376,139)	(12,790,708)

Issuance of common stock for services	-	-	72,000	72	(68)	-	-	4

Issuance of common stock for prepaid services	-	-	100,000,004	100,000	(93,334)	-	-	6,666

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	880,851,058	880,851	(644,919)	-	-	235,932

Net loss for the period	-	-	-	-	-	(3,497,185)	(9,860)	(3,507,045)

Balance, March 31, 2022	51	$-	5,834,940,335	$5,834,943	$4,218,586	$(25,722,681)	$(385,999)	$(16,055,151)

	Preferred Stock Series A $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2020	55	$-	2,292,574,092	$2,292,576	$4,942,567	$(24,458,737)	$(369,726)	$(17,593,320)

Issuance of common stock for services	-	-	72,000	72	(16)	-	-	56

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	976,788,580	976,789	259,349	-	-	1,236,138

Net loss for the period	-	-	-	-	-	(1,292,888)	(1,131)	(1,294,019)

Balance, December 31, 2020	55	-	3,269,434,672	3,269,437	5,201,900	(25,751,625)	(370,857)	(17,651,145)

Issuance of common stock for services	-	-	72,000	72	16	-	-	88

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	816,400,844	816,401	61,365	-	-	877,766

Net income for the period	-	-	-	-	-	3,873,489	(1,621)	3,871,868

Balance, March 31, 2021	55	$-	4,085,907,516	$4,085,910	$5,263,281	$(21,878,136)	$(372,478)	$(12,901,423)

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,835,253	$2,577,849
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	644,182	136,526
Stock-based compensation	53	144
Amortization of common stock issued for prepaid services	6,666	-
Loss (gain) on extinguishment of debt, net	83,822	(3,626,558)
Gain on debt modification	(764,999)	-
Initial derivative expense	123,743	1,236,016
Change in fair value of derivative liabilities	(2,628,194)	(1,099,366)
Non-cash interest expense	4,200	2,000
Non-cash default penalty interest	-	800
Changes in assets and liabilities:
Prepaid expenses and other current assets	664	-
Accounts payable and accrued liabilities	(8,187)	28,435
Accounts payable and accrued liabilities - related party	500	40,999
Accrued interest	356,007	459,783
NET CASH USED IN OPERATING ACTIVITIES	(346,290)	(243,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	-	5,316
Proceeds from notes payable	50,000	-
Proceeds from loan payable	50,000	-
Proceeds from convertible notes payable, net of issuance cost	224,000	763,000
Repayments of convertible notes	-	(479,743)
Repayments of loan payable	(50,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	274,000	288,573

NET CHANGE IN CASH	(72,290)	45,201

CASH - beginning of the year	101,431	2,103

CASH - end of the year	$29,141	$47,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$48,452
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$224,000	$763,000
Issuance of common stock in connection with conversion of note payable and accrued interest	$271,860	$355,811
Fair value of common stock issued for prepaid services initially recorded as deferred compensation	$20,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of March 31, 2022 and September 30, 2021, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

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

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 9). Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of March 31, 2022, the $200,000 have not yet been paid.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2022. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2021, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on December 17, 2021. The results of operations for the three and six months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2022 and September 30, 2021, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $20,527 and $21,191 as of March 31, 2022 and September 30, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash for consulting which are being amortized over the terms of their respective agreements.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at March 31, 2022:

	March 31, 2022			September 30, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$9,072,890	$—	$—	$11,587,761

A roll forward of the level 3 valuation financial instruments is as follows:

Six Months Ended March 31, 2022
(Unaudited)
Balance at September 30, 2021	$11,587,761
Initial valuation of derivative liabilities included in debt discount	224,000
Initial valuation of derivative liabilities included in derivative expense	123,743
Reclassification of derivative liabilities to gain on debt extinguishment	(234,420)
Change in fair value included in derivative expense	(2,628,194)
Balance at March 31, 2022	$9,072,890

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

MARCH 31, 2022

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

The potentially dilutive common stock equivalents as of March 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. The following were the computation of diluted shares outstanding and in periods where the Company has a net loss, all dilutive securities are excluded.

	March 31, 2022	March 31, 2021
Common Stock Equivalents:
Stock Warrants	1,600,000	1,600,000
Convertible Notes	61,499,214,372	10,330,364,307
Total	61,500,814,372	10,331,964,307

The following table presents a reconciliation of basic and diluted net loss per share:

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Income (loss) per common share - basic:
Net income attributable to All For One Media Corp.	$1,846,232	$2,580,601
Weighted average common shares outstanding - basic	4,840,797,968	3,128,917,755

Net income (loss) per common share - basic:	$0.00	$0.00

Loss per common share - diluted:
Net income attributable to All For One Media Corp.	$1,846,232	$2,580,601
Add: interest on debt	1,004,390	493,603
Add: initial derivative expense	123,743	1,236,016
Add: loss (gain) on extinguishment of debt, net	83,822	(1,009,366)
Less: gain from change in fair value of derivative liabilities	(2,628,194)	(3,626,558)
Less: gain debt modification	(764,999)	—
Numerator for loss from operations per common share - diluted	$(335,006)	$(325,704)

Weighted average common shares outstanding - basic	4,840,797,968	3,128,917,755
Effect of dilutive securities:
Convertible notes payable	61,499,214,372	10,330,364,307
Weighted average common shares outstanding - diluted	66,340,012,340	13,459,282,062

Net loss per common share - diluted:	$(0.00)	$(0.00)

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2021, 2020 and 2019 tax years may still be subject to federal and state tax examination.

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of March 31, 2022 and September 30, 2021, the Company recorded a non-controlling interest balance of $(385,999) and $(375,020), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying condensed consolidated balance sheet and losses attributable to non-controlling interest of $(9,860) and $(1,621) during the three months ended March 31, 2022 and 2021, respectively, and $(10,979) and $(2,752) during the six months ended March 31, 2022 and 2021, respectively, as reflected in the accompanying condensed consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company recognized revenue of $1,170 and $2,351 during the three months ended March 31, 2022 and 2021, respectively, and $3,483 and $4,761 during the six months ended March 31, 2022 and 2021, respectively, from streaming music sales. The Company markets their master song recordings through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 during the three months ended December 31, 2021 and it did not have a material effect on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2021-04 during the three months ended December 31, 2021 and it did not have a material effect on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. Current GAAP permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in ASU 2022-01 allow 3 non-prepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The amendments in ASU 2022-01 clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers as follows:

1.	An entity is required to maintain basis adjustments in an existing hedge on a closed portfolio basis (that is, not allocated to individual assets).

2.

An entity is required to immediately recognize and present the basis adjustment associated with the amount of the dedesignated layer that was breached in interest income. In addition, an entity is required to disclose that amount and the circumstances that led to the breach.

3.

An entity is required to disclose the total amount of the basis adjustments in existing hedges as a reconciling amount if other areas of GAAP require the disaggregated disclosure of the amortized cost basis of assets included in the closed portfolio.

4.	An entity is prohibited from considering basis adjustments in an existing hedge when determining credit losses.

For public business entities, amendments in ASU 2022-01 are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2022-01 for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. If an entity adopts the amendments in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Company early adopted ASU 2022-01 during the three months ended March 31, 2022 and it did not have a material effect on the consolidated financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net income and net cash (used in) operations of $1,835,256 and $(346,290), respectively, for the six months ended March 31, 2022. The net income for the six months ended March 31, 2022, was primarily a result of the non-cash gain on change in fair value of derivative liabilities of $2,628,194 and non-cash gain on debt modification of $764,999. Additionally, the Company had an accumulated (deficit) of $(25,722,681), working capital (deficit) of $(16,055,151) and a stockholders’ (deficit) of $(16,055,151) as of March 31, 2022. As of March 31, 2022, the Company had $1,069,921 of convertible notes and $430,000 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

MARCH 31, 2022

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of March 31, 2022 and September 30, 2021, convertible notes payable - unrelated party consisted of the following:

	March 31, 2022	September 30, 2021
	(Unaudited)
Principal amount	$4,476,736	$4,665,641
Less: unamortized debt discount	(295,790)	(706,839)
Convertible notes payable, net - current	$4,180,946	$3,958,802

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $190,248.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bears an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note came into default for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal balance and accrued interest of $10,055. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $14,074 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of March 31, 2022 and September 30, 2021 the principal balance of this note was $0 and $5,875, respectively.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on October 31, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 835,656,596 shares of common stock to the note holder upon the conversion of $148,220 of principal balance and accrued interest of $61,513. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $90,196 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the six months ended March 26, 2022, the Company issued an aggregate of 626,982,742 shares of common stock to the note holder upon the conversion of $86,780 of principal, accrued interest of $27,163 and conversion fee of $2,100. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $15,000 and $126,780, respectively.

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on November 6, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $46,509 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement extending to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the six months ended March 31, 2022, the Company issued an aggregate of 918,587,164 shares of common stock to the note holder upon the conversion of $120,000 of principal balance, accrued interest of $37,918 and conversion fee of $2,100. As of September 30, 2021, the principal balance of this note was $132,000. As of March 31, 2022, the note was fully converted and had no outstanding balance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $54,261 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $140,000 and $154,000, respectively.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. During the year ended September 30, 2021, the Company issued an aggregate of 493,005,626 common stock to the note holder upon the conversion of accrued interest of $33,142 and fees of $2,000. This note came into default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $330,556.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $58,137 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $150,000 and $165,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $93,019 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $240,000 and $264,000, respectively.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $62,589 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $163,000 and $179,300, respectively.

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. This note came into default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 319,673,835 shares of common stock to the note holder upon the conversion of principal amount of $90,000, and accrued interest of $30,837. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $21,568 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $0 and $9,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $40,755 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $110,000 and $121,000, respectively.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $124,015 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $350,000 and $385,000, respectively.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $18,551 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $54,000 and $59,400, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $34,968 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $108,000 and $118,800, respectively.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $16,137 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $100,000.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2020, the principal balance of this note was $137,500.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $42,843 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $145,000 and $159,500, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $45,639 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $165,000 and $181,500, respectively.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $239,100.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $51,000.

Additionally, on October 9, 2019, the Company granted a 1,200,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of a convertible note (see above). The warrant expire five-years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing (see Note 8) which was amortized over the term of the note.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $800 of default penalty was added to the principal balance during the year ended September 30, 2021, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $1,738 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $8,000 and $8,800, respectively.

On January 7, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest is due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which is being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $328,200.

On February 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest is due on February 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which is being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $248,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On February 24, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest is due on February 24, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which is being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest is due on April 1, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which is being amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $75,000.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,000 in connection with this note payable which is being amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $151,000.

On May 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest is due on May 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,650 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Exchanges and no gain or loss was recognized. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $67,650.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On June 21, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest is due on June 21, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,250 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $83,250.

On July 12, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest is due on July 12, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,787 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $45,787.

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest is due on July 27, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,828 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $46,828.

On September 17, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $161,250 and received proceeds of $155,000, net of discount of $6,250. The 10% convertible promissory note and all accrued interest is due on September 17, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $161,250.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On December 6, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 6, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2022, the principal balance of this note was $116,525.

On December 23, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 23, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2022, the principal balance of this note was $116,525.

Accrued interest related to the convertible notes payable amounted to $1,286,491 and $1,587,435 as of March 31, 2022 and September 30, 2021, respectively, which was included in accrued interest on the accompanying condensed consolidated balance sheets.

During the three and six months ended March 31, 2022, the Company recorded interest expense of $153,741 and $313,923, respectively, respectively, in connection with these convertible notes payable.

During the three and six months ended March 31, 2021, the Company recorded interest expense of $227,401 and $465,655, respectively, respectively, in connection with these convertible notes payable.

On October 18, 2021, several aforementioned convertible notes payable (“Notes”) held by one lender was amended whereby the lender extended the maturity dates to April 18, 2022 and waived the penalty interests, incurred on the respective original maturity dates of the Notes, which includes; (i) the 10% default penalty added to the principal balance of the Notes and; (ii) the difference between the interest accrued at the original interest rate and default interest rate. The amendment of the Notes resulted in; (i) a reduction of outstanding principal balances in total amount of $215,175 which was the total amount of default penalty added to the principal balance of the Notes upon the respective default dates and; (ii) a reduction of accrued interest in total amount of $549,824 which was the difference in accrued interest incurred at the original and default interest rate. Based on the result of the amendment of the Notes the Company accounted for it as a trouble debt restructuring in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors and recognized and gain on debt modification of $764,999 during the six months ended March 31, 2022.

On February 18, 2022, several convertible notes payable (“Notes”) discussed above were amended whereby the lender extended the maturity date to December 31, 2022. The amendment of these Notes was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additionally, as of March 31, 2022 and September 30, 2021, the Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 -Derivatives and Hedging - Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

During the six months ended March 31, 2022, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $347,743 was recorded as derivative liabilities of which $224,000 was allocated as a debt discount and $123,743 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $2,628,194 for the six months ended March 31, 2022.

During the six months ended March 31, 2022, the fair value of the derivative liabilities was estimated at issuance and at the March 31, 2022, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 1 year
Volatility	130% to 178%
Risk-free interest rate	0.02% to 1.63%

For the six months ended March 31, 2022 and 2021, amortization of debt discounts related to the convertible notes amounted to $644,183 and $136,526, respectively, which was recorded as interest expense on the accompanying condensed consolidated statements of operations. As of March 31, 2022 and September 30, 2021, the unamortized debt discount were $295,790 and $706,839, respectively.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	March 31, 2022	September 30, 2021
	(Unaudited)
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	482,000	430,000
Less unamortized discount	(1,917)	—
Notes payable, net	$680,083	$630,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying condensed consolidated balance sheet. As of March 31, 2022 and September 30, 2021, the accrued interest of this note was $39,205 and $34,219, respectively.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $104,000 with aggregate original issue discount (“OID”) of $4,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. The Company issued the first promissory note (“Note I”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note I is due March 15, 2023. The Company recorded a discount of $2,000 in connection with Note I which is being amortized over the term of the Note I. As of March 31, 2022, the principal balance of this note was $52,000.

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

As of March 31, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $67,342. As of September 30, 2021, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $30,658.

As of March 31, 2022, the Company had not made any payments towards the Notes. During the six months ended March 31, 2022, the Company recorded interest expense of $36,685, in connection with the Notes.

Loans Payable

Loans payable consisted of the following:

	March 31, 2022	September 30, 2021
	(Unaudited)
Loans principal amount	$483,500	$483,500

Loans payable	$483,500	$483,500

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of March 31, 2022 and September 30, 2021, loan payable net of unamortized debt discount amounted $475,000.

In April 2016, a former member of the Board of Directors advanced the Company $2,500 to cover the Company’s working capital which is reflected as loan payable and is due on demand. As of March 31, 2022 and September 30, 2021, the advance had an outstanding balance of $2,500.

On July 1, 2020, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. In 2020, the Company repaid $5,000 of the principal balance. As of March 31, 2022 and September 30, 2021, the note had principal balance of $6,000.

On October 29, 2021, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $50,000 to cover the Company’s working capital. The note matured on December 13, 2021. During the six months ended March 31, 2022, the Company repaid the outstanding balance of the note. As of March 31, 2022, the note had no outstanding balance.

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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of March 31, 2022 and September 30, 2021, accrued salaries to Mr. Lukow amounted to $79,055 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying consolidated balance sheets.

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $6,000 and $6,000 for the six months ended March 31, 2022 and 2021, respectively, which was included as rent expense under general and administrative expense in the accompanying condensed consolidated statements of operations. As of March 31, 2022 and September 30, 2021, the Company had accrued rent balance of $30,500 and $27,500, respectively, which is reflected as accounts payable and accrued liabilities - related party in the accompanying condensed consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of March 31, 2022 and September 30, 2021, the Company had an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 9).

In 2020, the CEO advanced to the Company $1,201 and an additional $5,316 in 2021, a total of $6,517 for working capital purposes which is reflected as due to related parties. The advanced is non-interest bearing and are due on demand. As of March 31, 2022 and September 30, 2021, this advanced had a balance of 6,517.

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

•

During the six months ended March 31, 2022, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0002 to $0.0008 per common share or $44 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $44 during the six months ended March 31, 2022.

•

During the six months ended March 31, 2022, the Company issued an aggregate of 24,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.0002 to $0.0008 per common share or $9 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $9 during the six months ended March 31, 2022.

Common Stock Issued Upon Conversion of Notes Payable

•

During the six months ended March 31, 2021, the Company issued an aggregate of 1,793,189,424 shares of the Company’s common stock to various note holders upon the conversion of $234,052 of principal amount, $121,761 of accrued interest and $2,000 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives. The Company valued these shares of common stock at the fair value ranging from $0.0009 to $0.0027 per share or $2,113,905 based on the quoted trading price on the date of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(1,756,092) and derivative fair value of $5,188,827 which was recorded as a gain from extinguishment with the net gain from extinguishment of debt, related to note conversions, amounting to $3,432,734 during the six months ended March 31, 2021.

•

During the six months ended March 31, 2022, the Company issued an aggregate of 1,545,569,906 shares of the Company’s common stock to a note holder upon the conversion of $206,780 of principal amount, $65,080 of accrued interest and $4,200 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0002 to $0.0008 per share or $594,302 based on the quoted trading price on the date of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(318,242) and derivative fair value of $234,420 which was recorded as a gain from extinguishment with the net (loss) from extinguishment of debt, related to note conversions, amounting to $83,822 during the six months ended March 31, 2022.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Common Stock Issued for Prepaid Services

•

During the six months ended March 31, 2022, the Company issued an aggregate of 100,000,004 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022 (see Note 9), with aggregate grant date fair value of $20,000 or $0.0002 per share which was recorded as deferred compensation and is being amortized over a three-month period. During the three months ended March 31, 2022, the Company amortized $6,666 of the deferred compensation which was recorded as consulting fee in the accompanying condensed consolidated statement of operations. As of March 31, 2022, the deferred compensation had a balance of $13,334 in connection with this consulting agreement.

As of March 31, 2022, the Company had 5,834,940,335 common stock outstanding of which 7,646,337 are unissued.

Stock Warrants

A summary of outstanding stock warrants as of March 31, 2022, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2021	1,600,000	$0.061	2.65
Granted	—	—	—
Balance as of March 31, 2022	1,600,000	$0.061	2.15

Warrants exercisable as of March 31, 2022	1,600,000	$0.061	2.15

Weighted average fair value of warrants granted during the period		$0.00

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

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of March 31, 2022, no stock has been issued under this plan.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of March 31, 2022 and September 30, 2021, accrued salaries to Mr. Lukow amounted to $79,055 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying consolidated balance sheets (see Note 7).

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

Operating Agreement

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company. Pursuant to the Operating Agreement, the Company has 50% interest in BME shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). During the three months ended March 31, 2022, the Company paid expenses totaling $5,000 on behalf of BME. As of March 31, 2022, the $200,000 have not yet been paid.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company has paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of March 31, 2022 and September 30, 2021, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying condensed consolidated balance sheets.

On March 14, 2022, the Company entered into a consulting agreement with two consultants (collectively as “Parties”) with a twelve-month term which shall end in March 2023. Pursuant to the consulting agreement the Company shall issue an aggregate of 400,000,000 shares of common stock over the twelve-month of the agreement. The Company issued an aggregate of 100,000,004 shares of common stock to with an aggregate grant date fair value of $20,000, to the consultants upon the close of the agreement which was recorded as deferred compensation and is being amortized over a three-month period. In addition, the Company shall issue an aggregate of 299,999,997 shares of common stock to the consultants, over a nine-month period commencing on July 1, 2022. During the three months ended March 31, 2022, the Company amortized $6,666 of the deferred compensation and was recorded as consulting fee in the accompanying condensed consolidated statement of operations (see Note 8). As of March 31, 2022, the deferred compensation had a balance of $13,334 in connection with this consulting agreement.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to March 31, 2022, the Company issued an aggregate of 24,000 shares of common stock with grant date fair value of $4 or $0.0002 per share to officers and directors as stock-based compensation.

Amendment of Convertible Notes

On April 5, 2022, the Company and GS Capital Partners, LLC (collectively as “Parties”) entered into a Master Note Amendment (“Amendment”) to amend a convertible note dated May 24, 2019, with principal balance of $100,000 (“Note”) (see Note 5). The Amendment provides for (i) the removal the Note’s conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $300,000 or more to repay the outstanding balance of the Note. The elimination of the Note’s conversion features resulted in a substantial change between the original and new terms of the Note and will be accounted for, in substance, in accordance with ASC 470-50 - Debt Modifications and Extinguishment. The Company revalued the embedded conversion option derivative liabilities associated with the Note prior to the Amendment was revalued on the day prior to the Amendment at $106,246 which was recorded as gain on debt extinguishment subsequent to March 31, 2022.

On April 5, 2022, the Company and GS Capital Partners, LLC (collectively as “Parties”) entered into a Master Note Amendment (“Amendment”) to amend five convertible notes dated: (i) April 8, 2019 with principal balance of $54,000, (ii) May 22, 2019 with principal balance of $108,000, (iii) July 24, 2019 with principal balance of $145,000, (iv) September 4, 2019 with principal balance of $165,000 and (v) January 14, 2020 with principal balance of $8,000 (collectively as “Notes”) (see Note 5). The Amendment provides for (i) the removal the Note’s conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $300,000 or more to repay the outstanding balance of the Note. The elimination of the Notes’ conversion features resulted in a substantial change between the original and new terms of the Notes and will be accounted for, in substance, in accordance with ASC 470-50 - Debt Modifications and Extinguishment. The Company revalued the embedded conversion option derivative liabilities associated with the Notes prior to the Amendment were revalued on the day prior to the Amendment at and aggregate amount of $532,558 which was recorded as gain on debt extinguishment subsequent to March 31, 2022.

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

All For One Media Corp. is in the business of targeting the lucrative tween demographic across a multitude of entertainment platforms. The Company’s primary business objective is to embark on creating, launching and marketing original pop music groups, commonly referred to as “boy bands” and “girl groups”, by utilizing both traditional and social media models. All For One Media owns over fifty completed professionally produced master recordings, as well as a full-length motion picture tentatively entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) (the “Film”) which was released in June 2021. This musical comedy’s backstory creates a fictional girl group by the name of “Drama Drama”, and the Company intends to launch a new girl group with the same name simultaneous to the release of the Film.

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of March 31, 2022, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

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

Results of Operations

Comparison for the Three and Six Months Ended March 31, 2022 and 2021

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended March 31, 2022 and 2021 we generated minimal revenues of $1,170 and $2,351, respectively, from streaming music sales

•	During the six months ended March 31, 2022 and 2021 we generated minimal revenues of $3,483 and $4,761, respectively, from streaming music sales

Operating Expenses

For the three and six months ended March 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Compensation and related expenses	$24,004	$24,074	$48,044	$48,120
Professional and consulting expenses	48,938	19,744	128,158	19,744
License fees	—	160,003	—	160,003
General and administrative expenses	80,882	31,457	173,266	41,391
Total	$153,824	$235,278	$349,468	$269,258

Compensation expense:

•

During the three months ended March 31, 2022 and 2021, compensation and related expense decreased by $70 or 0.3% The decrease was due to decrease in the grant date fair value of the stock-based compensation in 2022.

•

During the six months ended March 31, 2022 and 2021, compensation and related expense decreased by $76 or 0.2%. The decrease was due to decrease in the grant date fair value of the stock-based compensation in 2022.

Professional and consulting expense:

•

During the three months ended March 31, 2022 and 2021, professional and consulting expense increased by $29,194 or 148%. The increase was attributable to an increase in consulting fees of $10,666 which was primarily attributable to marketing strategy services in 2022, an increase in investor relations fee of $1,620 which was primarily attributable to services for creating social media and online presence, increase in other professional services of $1,256 and an increase in accounting fees of $15,652.

•

During the six months ended March 31, 2022 and 2021, professional and consulting expense increased by $108,414 or 549%. The increase was attributable to an increase in consulting fees of $33,094 which was primarily attributable to marketing strategy services in 2022, an increase in investor relations fee of $27,923 which was primarily attributable to services for creating social media and online presence, an increase in legal fees of $2,912, increase in other professional services of $1,786 and an increase in accounting fee of $43,222.

License fees:

•

During the three months ended March 31, 2022 and 2021, license fees decreased by $160,003 or 100%. This was due to the payment of license fee paid to the song writers in 2021 for to the songs used in the movie “Drama Drama”.

•

During the six months ended March 31, 2022 and 2021, license fees decreased by $160,003 or 100%. This was due to the payment of license fee paid to the song writers in 2021 for to the songs used in the movie “Drama Drama”.

General and administrative expense:

•

During the three months ended March 31, 2022 and 2021, general and administrative expense increased by $49,425 or 157%. The increase was primarily attributable to an increase in marketing expense of $46,582 and an increase in travel and entertainment expense of $2,900.

•

During the six months ended March 31, 2022 and 2021, general and administrative expense increased by $131,875 or 319%. The increase was primarily attributable to an increase in marketing expense of $108,909, increase in public company filing fees of $7,334, increase in travel and entertainment expense of $7,895, increase in utilities expense of $2,169 and increase in other office expense of $5,568.

Other Income (Expenses), net

•

During the three months ended March 31, 2022, we had total other loss, net of $(3,354,391) as compared total other income, net of $4,104,795 for the three months ended March 31, 2021, an increase in total other loss, net of $(7,459,189) or 182%. The increase in total other loss, net was primarily due increase in loss on change in fair value of derivative liabilities of $4,206,790, increase in loss from debt extinguishment of $4,324,733 and increase in interest expense of $163,679 offset by a decrease on initial derivative expense of $1,236,016

•

During the six months ended March 31, 2022, we had total other income, net of $2,181,238 as compared total other income, net of $2,842,346 for the six months ended March 31, 2021, a decrease in total other income, net of $661,108 or 23%. The decrease in total other income was primarily due increase in gain on change in fair value of derivative liabilities of $1,528,828, increase in gain on debt modification of $764,999 due to forgiveness of default penalty and interest, increase in loss from debt extinguishment of $(3,710,380) and increase in interest expense of $(356,828) offset by a decrease on initial derivative expense of $1,112,273.

Net Income (Loss)

•

During the three months ended March 31, 2022, net (loss) attributable to All For One Media Corp. amounted to $(3,497,185) or $(0.00) per share (basic and diluted), compared to net income attributable to All For One Media Corp. of $3,873,489 or $0.00 and $(0.00) per share, basic and diluted, respectively, for the three months ended March 31, 2021, an increase in net (loss) of $(7,370,674) or 190% resulting from changes discussed above.

•

For the six months ended March 31, 2022, net income attributable to All For One Media Corp. amounted to $1,846,232 or $0.00 and $(0.00) per share, basic and diluted, respectively, compared to $2,580,601 or $0.00 and $(0.00) per share, basic and diluted, respectively, for the six months ended March 31, 2021, a decrease of $734,369 or 28% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $16,055,151 and cash of $29,141 as of March 31, 2022, and a working capital deficit of $18,491,425 and cash of $101,431 of cash as of September 30, 2021.

	March 31, 2022	September 30, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$49,668	$122,622	$(72,954)	59%
Total current liabilities	(16,104,819)	(18,614,047)	2,509,228	13%
Working capital deficit:	$(16,055,151)	$(18,491,425)	$2,436,274	14%

The decrease in working capital deficit was primarily attributable to a decrease in current assets of $72,954 and a decrease in current liabilities of $2,509,228.

Cash Flows

Changes in our cash balance are summarized as follows:

	Six Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(346,290)	$(243,372)
Net cash provided by financing activities	274,000	288,573
Net change in cash	$(72,290)	$45,201

Net Cash Used in Operating Activities

Net cash used in operating activities was $346,290 for six months ended March 31, 2022, as compared to $243,372 for six months ended March 31, 2021, an increase of $102,918 or 42%.

•

Net cash used in operating activities for the three months ended March 31, 2022 primarily reflected our net income of $1,835,253 adjusted for the add-back on non-cash items such as amortization of debt discounts of $644,182, stock-based compensation expense of $53, amortization of common stock issued for prepaid services of $6,666, loss from extinguishment of debt of $83,822, gain on change in fair value of derivative liabilities of $2,628,194, gain on debt modification of $764,999, non-cash interest expense of $4,200, initial derivative expense of $123,743 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid and other current assets of $664, decrease in accounts payable and accrued liabilities of $8,187 offset by an increase in accounts payable and accrued liabilities - related party of $500 and increase in accrued interest of $356,007.

•

Net cash used in operating activities for the six months ended March 31, 2021 primarily reflected our net income of $2,577,849 adjusted for the addback on noncash items such as amortization of debt discounts of $136,526, stock-based compensation expense of $144, gain from extinguishment of debt of $3,626,558, gain on change in fair value of derivative liabilities of $1,009,366, noncash interest expense of $2,000, non-cash default penalty interest of $800, initial derivative expense of $1,236,016 and changes in operating asset and liabilities consisting primarily of an increase in accounts payable and accrued liabilities of $28,435, increase in accounts payable and accrued liabilities – related party of $40,999 and increase in accrued interest of $459,783.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $274,000 for the six months ended March 31, 2022, as compared to $288,573 for six months ended March 31, 2021, a decrease of $14,573 or 5%.

•

Net cash provided by financing activities for six months ended March 31, 2022, consisted of net proceeds from convertible notes payable of $224,000, proceeds from loan payable of $50,000 and net proceeds from a note payable of $50,000, offset by repayment of loan payable of $50,000.

•

Net cash provided by financing activities for six months ended March 31, 2021, consisted of proceeds from advance from a related party of $5,316, net proceeds from convertible notes payable of $763,000, offset by repayments of convertible note of $479,743.

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

Going Concern

The accompanying condensed consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net income and net cash (used in) operations of $1,835,256 and $(346,290), respectively, for the six months ended March 31, 2022. The net income for the six months ended March 31, 2022, was primarily a result of the non-cash gain on change in fair value of derivative liabilities of $2,628,194 and non-cash gain on debt modification of $764,999. Additionally, the Company had an accumulated (deficit) of $(25,722,681), working capital (deficit) of $(16,055,151) and a stockholders’ (deficit) of $(16,055,151) as of March 31, 2022. As of March 31, 2022, the Company had $1,069,921 of convertible notes and $430,000 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 during the three months ended December 31, 2021 and it did not have a material effect on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2021-04 during the three months ended December 31, 2021 and it did not have a material effect on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. Current GAAP permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in ASU 2022-01 allow 3 non-prepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges.

The amendments in ASU 2022-01 clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers as follows:

1.	An entity is required to maintain basis adjustments in an existing hedge on a closed portfolio basis (that is, not allocated to individual assets).

2.

An entity is required to immediately recognize and present the basis adjustment associated with the amount of the dedesignated layer that was breached in interest income. In addition, an entity is required to disclose that amount and the circumstances that led to the breach.

3.

An entity is required to disclose the total amount of the basis adjustments in existing hedges as a reconciling amount if other areas of GAAP require the disaggregated disclosure of the amortized cost basis of assets included in the closed portfolio.

4.	An entity is prohibited from considering basis adjustments in an existing hedge when determining credit losses.

For public business entities, amendments in ASU 2022-01 are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adopted is permitted on any date on or after the issuance of ASU 2022-01 for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. If an entity adopts the amendments in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Company early adopted ASU 2022-01 during the three months ended March 31, 2022 and it did not have a material effect on the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended March 31, 2022, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.

During the three months ended March 31, 2022, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $4 as stock-based compensation. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

2.

During the three months ended March 31, 2022, the Company issued an aggregate of 880,851,058 shares of the Company’s common stock to a note holder upon the conversion of $85,000 of principal amount, $27,850 of accrued interest and $2,100 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives. The Company valued these shares of common stock at the fair value ranging from $0.0002 to $0.0008 per share or $235,932 based on the quoted trading price on the date of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(120,982) and derivative fair value of $85,730 which was recorded as a gain from extinguishment with the net (loss) from extinguishment of debt, related to note conversions, amounting to $35,252 during the three months ended March 31, 2022.

3.

During the three months ended March 31, 2022, the Company issued an aggregate of 100,000,004 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022, with aggregate grant date fair value of $20,000 or $0.0002 per share which was recorded as deferred compensation and is being amortized over a three-month period. During the three months ended March 31, 2022, the Company amortized $6,666 of the deferred compensation which was recorded as consulting fee in the accompanying condensed consolidated statement of operations. As of March 31, 2022, the deferred compensation had a balance of $13,334 in connection with this consulting agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in Default on the Convertible Notes Below:

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $190,248.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 493,005,626 shares of common stock to the note holder upon the conversion of accrued interest of $33,142 and conversion fee of $2,000. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $330,556.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $137,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 5, 2020. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $239,100.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2022 and September 30, 2021, the principal balance of this note was $51,000.

The Company is in Default on the Notes Payable Below:

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

As of March 31, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $67,342. As of September 30, 2021, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $30,658.

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

ALL FOR ONE MEDIA CORP.

Date: May 16, 2022	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

