Form 10-Q
period 2022-06-30
ALL FOR ONE MEDIA CORP.
filed 2022-08-02
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 7,648,117,832 of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash	$21,115	$101,431
Prepaid expenses	15,195	21,191
Total current assets	36,310	122,622

Investment in equity method investee	6,250	-

TOTAL ASSETS	$42,560	$122,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$59,894	$61,246
Accounts payable and accrued liabilities - related party	234,556	234,056
Accrued interest	1,524,657	1,652,165
Convertible notes payable, net of unamortized debt discounts	3,697,375	3,958,802
Notes payable	1,060,583	430,000
Notes payable - related party	200,000	200,000
Loans payable	483,500	483,500
Due to related party	6,517	6,517
Derivative liabilities	3,998,103	11,587,761
Total current liabilities	11,265,185	18,614,047

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares designated;
51 and 51 shares issued and outstanding at June 30, 2022 and
September 30, 2021, respectively	-	-
Common stock, $0.001, 19,000,000,000 shares authorized:
7,394,954,500 and 4,189,226,425 shares issued and outstanding
as of June 30, 2022 and September 30, 2021, respectively	7,394,958	4,189,229
Additional paid-in capital	2,885,308	5,263,279
Accumulated deficit	(21,117,362)	(27,568,913)
Total All For One Media Corp. Stockholders' deficit	(10,837,096)	(18,116,405)

Non-controlling interest in subsidiaries	(385,529)	(375,020)

Total Stockholders' deficit	(11,222,625)	(18,491,425)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,560	$122,622

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$3,244	$2,355	$6,727	$7,116

Operating expenses:
Compensation expense	24,008	24,064	72,052	72,184
Professional and consulting expense	33,312	25,502	161,470	45,246
License fees	-	-	-	160,003
General and administrative expense	27,542	66,577	200,808	107,968
Total operating expense	84,862	116,143	434,330	385,401

Loss from operations	(81,618)	(113,788)	(427,603)	(378,285)

Other income (expense):
Initial derivative expense	(11,927)	(393,064)	(135,670)	(1,629,080)
Change in fair value of derivative liabilities	4,419,462	(232,074)	7,047,656	867,292
Gain (loss) from extinguishment of debt, net	596,079	212,138	512,257	3,838,696
Gain on debt modification	-	-	764,999	-
Interest expense	(314,957)	(490,928)	(1,319,347)	(1,138,490)
Total other income (expense), net	4,688,657	(903,928)	6,869,895	1,938,418

Loss before equity method investee loss	4,607,039	(1,017,716)	6,442,292	1,560,133
Loss of equity method investee	(1,250)	-	(1,250)	-

Net income (loss)	4,605,789	(1,017,716)	6,441,042	1,560,133

Loss (gain) attributable to non-controlling interest	(470)	1,411	10,509	4,163

Net income (loss) attributable to All For One Media Corp.	$4,605,319	$(1,016,305)	$6,451,551	$1,564,296

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$0.00	$(0.00)	$0.00	$0.00
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,426,477,794	4,167,325,322	5,371,285,175	3,476,026,839
Diluted	75,788,069,006	4,167,325,322	74,732,876,387	13,996,781,251

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2021	51	$-	4,189,226,425	$4,189,229	$5,263,279	$(27,568,913)	$(375,020)	$(18,491,425)

Issuance of common stock for services	-	-	72,000	72	(23)	-	-	49

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	664,718,848	664,719	(306,349)	-	-	358,370

Net income for the period	-	-	-	-	-	5,343,417	(1,119)	5,342,298

Balance, December 31, 2021	51	-	4,854,017,273	4,854,020	4,956,907	(22,225,496)	(376,139)	(12,790,708)

Issuance of common stock for services	-	-	72,000	72	(68)	-	-	4

Issuance of common stock for prepaid services	-	-	100,000,004	100,000	(93,334)	-	-	6,666

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	880,851,058	880,851	(644,919)	-	-	235,932

Net loss for the period	-	-	-	-	-	(3,497,185)	(9,860)	(3,507,045)

Balance, March 31, 2022	51	-	5,834,940,335	5,834,943	4,218,586	(25,722,681)	(385,999)	(16,055,151)

Issuance of common stock for services	-	-	72,000	72	(64)	-	-	8

Amortization of common stock issued for prepaid services	-	-	-	-	13,334	-	-	13,334

Issuance of common stock to consultants	-	-	33,333,333	33,334	(30,000)	-	-	3,334

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	1,526,608,832	1,526,609	(1,316,548)	-	-	210,061

Net loss for the period	-	-	-	-	-	4,605,319	470	4,605,789

Balance, June 30, 2022	51	$-	7,394,954,500	$7,394,958	$2,885,308	$(21,117,362)	$(385,529)	$(11,222,625)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2020	55	$-	2,292,574,092	$2,292,576	$4,942,567	$(24,458,737)	$(369,726)	$(17,593,320)

Issuance of common stock for services	-	-	72,000	72	(16)	-	-	56

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	976,788,580	976,789	259,349	-	-	1,236,138

Net loss for the period	-	-	-	-	-	(1,292,888)	(1,131)	(1,294,019)

Balance, December 31, 2020	55	-	3,269,434,672	3,269,437	5,201,900	(25,751,625)	(370,857)	(17,651,145)

Issuance of common stock for services	-	-	72,000	72	16	-	-	88

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	816,400,844	816,401	61,365	-	-	877,766

Net income for the period	-	-	-	-	-	3,873,489	(1,621)	3,871,868

Balance, March 31, 2021	55	-	4,085,907,516	4,085,910	5,263,281	(21,878,136)	(372,478)	(12,901,423)

Issuance of common stock for services	-	-	72,000	72	4	-	-	76

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	103,174,909	103,175	1	-	-	103,176

Net income for the period	-	-	-	-	-	(1,016,305)	(1,411)	(1,017,716)

Balance, June 30, 2021	55	$-	4,189,154,425	$4,189,157	$5,263,286	$(22,894,441)	$(373,889)	$(13,815,887)

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,441,042	$1,560,133
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discounts	801,211	400,364
Stock-based compensation	61	220
Common stock issued to consultants	3,334	-
Amortization of common stock issued for prepaid services	20,000	-
Gain on extinguishment of debt, net	(512,257)	(3,838,696)
Gain on debt modification	(764,999)	-
Initial derivative expense	135,670	1,629,080
Change in fair value of derivative liabilities	(7,047,656)	(867,292)
Non-cash conversion fee	5,950	2,000
Non-cash default penalty interest	-	800
Loss of equity method investee	1,250	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	5,996	(14,903)
Accounts payable and accrued liabilities	(1,352)	(22,733)
Accounts payable and accrued liabilities - related party	500	44,000
Accrued interest	512,184	676,738
NET CASH USED IN OPERATING ACTIVITIES	(399,066)	(430,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to an equity method investee	(7,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	-	5,316
Proceeds from notes payable	50,000	-
Proceeds from loan payable	50,000	-
Proceeds from convertible notes payable, net of issuance cost	276,250	1,125,000
Repayments of convertible notes	-	(614,053)
Repayments of loan payable	(50,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	326,250	516,263

NET CHANGE IN CASH	(80,316)	85,974

CASH - beginning of the period	101,431	2,103

CASH - end of the period	$21,115	$88,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$48,452
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$276,250	$1,125,000
Issuance of common stock in connection with conversion of note payable and accrued interest	$356,748	$401,208
Fair value of common stock issued for prepaid services initially recorded as deferred compensation	$20,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of June 30, 2022 and September 30, 2021, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of June 30, 2020, and September 30, 2021, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie was completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company has been receiving several offers for the distribution of the film and the Company continues to review those offers.

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 4 and Note 9). Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of June 30, 2022, of the total $200,000 only $7,500 of capital contribution has been paid which was recorded as an equity method investment in the accompanying condensed consolidated balance sheet (see Note 4).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2022. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2021, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on December 17, 2021. The results of operations for the three and nine months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2022 and September 30, 2021, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $15,195 and $21,191 as of June 30, 2022 and September 30, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash for consulting which are being amortized over the terms of their respective agreements.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the recoverability of the equity method investment, fair value of common stock issued, the valuation of derivative liabilities, the valuation of stock-based compensation and the valuation of deferred tax assets.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows at June 30, 2022:

	June 30, 2022			September 30, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$3,998,103	$—	$—	$11,587,761

A roll forward of the level 3 valuation financial instruments is as follows:

Nine Months Ended June 30, 2022
(Unaudited)
Balance at September 30, 2021	$11,587,761
Initial valuation of derivative liabilities included in debt discount	276,250
Initial valuation of derivative liabilities included in derivative expense	135,670
Reclassification of derivative liabilities to gain on debt extinguishment	(953,922)
Change in fair value included in derivative expense	(7,047,656)
Balance at June 30, 2022	$3,998,103

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

JUNE 30, 2022

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

The potentially dilutive common stock equivalents as of June 30, 2022 and 2021 were included in the dilutive loss per share calculation. The following were the computation of diluted shares outstanding and in periods where the Company has a net income, all dilutive securities were included.

	June 30,
	2022	2021
Common Stock Equivalents:
Stock Warrants	1,600,000	1,600,000
Convertible Notes	69,361,561,212	10,520,754,412
Total	69,363,161,212	10,522,354,412

The following table presents a reconciliation of basic and diluted net loss per share:

	Nine Months Ended June 30,
	2022	2021
Income per common share - basic:
Net income attributable to All For One Media Corp.	$6,451,551	$1,564,296
Weighted average common shares outstanding - basic	5,371,285,175	3,476,026,839

Net income per common share - basic:	$0.00	$0.00

Loss per common share - diluted:
Net income attributable to All For One Media Corp.	$6,451,551	$1,564,296
Add: interest on debt	1,319,347	719,549
Add: initial derivative expense	135,670	1,629,080
Add: gain on extinguishment of debt, net	(512,257)	(867,292)
Less: gain from change in fair value of derivative liabilities	(7,047,656)	(3,838,696)
Less: gain debt modification	(764,999)	—
Numerator for loss from operations per common share - diluted	$(418,344)	$(793,063)

Weighted average common shares outstanding - basic	5,371,285,175	3,476,026,839
Effect of dilutive securities:
Convertible notes payable	69,361,561,212	10,520,754,412
Weighted average common shares outstanding - diluted	74,732,876,387	13,996,781,251

Net loss per common share - diluted:	$(0.00)	$(0.00)

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of June 30, 2022 and September 30, 2021, the Company recorded a non-controlling interest balance of $(385,529) and $(375,020), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying condensed consolidated balance sheet and gain (loss) attributable to non-controlling interest of $470 and $(1,411) during the three months ended June 30, 2022 and 2021, respectively, and $(10,509) and $(4,163) during the nine months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying condensed consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Equity Method Investment

The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee but the investee does not qualify for consolidation, using the equity method in accordance with ASC Topic 323, Investments—Equity Method. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method (see Note 4).

In accordance with ASC 323-10-35-20 through 35-22, the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. An investor shall, however, provide for additional losses if the imminent return to profitable operations by an investee appears to be assured. For example, a material, nonrecurring loss of an isolated nature may reduce an investment below zero even though the underlying profitable operating pattern of an investee is unimpaired. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Equity method investments are classified as investments in the accompanying consolidated balance sheet. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying consolidated statements of operations.

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

The Company recognized revenue of $3,244 and $2,355 during the three months ended June 30, 2022 and 2021, respectively, and $6,727 and $7,116 during the nine months ended June 30, 2022 and 2021, respectively, from streaming music sales. The Company markets their master song recordings through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

JUNE 30, 2022

(UNAUDITED)

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net income and net cash (used in) operations of $6,441,042 and $(399,006), respectively, for the nine months ended June 30, 2022. The net income for the nine months ended June 30, 2022, was primarily a result of the non-cash gain on change in fair value of derivative liabilities of $7,047,656 and non-cash gain on debt modification of $764,999. Additionally, the Company had an accumulated (deficit) of $(21,117,362), working capital (deficit) of $(11,228,875) and a stockholders’ (deficit) of $(11,222,625) as of June 30, 2022. As of June 30, 2022, the Company had $1,047,821 of convertible notes and $430,000 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 4 - EQUITY METHOD INVESTMENTS

The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. (see Note 2).

On February 2, 2022, the Company and RA Production, Inc (“RA Production”), a non-related entity, (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 1 and Note 9). Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of June 30, 2022, of the total $200,000 only $7,500 of capital contribution has been paid which was recorded as an equity method investment in the accompanying condensed consolidated balance sheet. During the three months ended June 30, 2022, the Company recognized $1,250 of loss from its equity method investment reflected in the accompanying condensed consolidated statement of operations.

Summary of equity investment activities:

June 30, 2022
(Unaudited)
Equity investment balance	$—
Capital contributions to Boss Music & Entertainment LLC	7,500
Less: 50% of Boss Music & Entertainment LLC net loss	(1,250)
Equity investment balance as of June 30, 2022	$6,250

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of June 30, 2022 and September 30, 2021, convertible notes payable - unrelated party consisted of the following:

	June 30, 2022	September 30, 2021
	(Unaudited)
Principal amount	$3,891,636	$4,665,641
Less: unamortized debt discount	(194,261)	(706,839)
Convertible notes payable, net - current	$3,697,375	$3,958,802

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 135% as defined in the note agreements. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. Between January 2018 and February 2018, the Company issued an aggregate of 800,000 common stock to the note holder upon the conversion of $4,603 of principal amount, accrued interest of $7,197 and fees of $1,000. Between October 2018 and November 2018, the Company issued an aggregate of 3,324,200 common stock to the note holder upon the conversion of $27,366 of principal amount, accrued interest of $16,621 and fees of $1,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $121,518.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bears an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note came into default for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal balance and accrued interest of $10,055. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $14,074 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of June 30, 2022 and September 30, 2021 the principal balance of this note was $0 and $5,875, respectively.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on October 31, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 115% to 138% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 835,656,596 shares of common stock to the note holder upon the conversion of $148,220 of principal balance and accrued interest of $61,513. As of September 30, 2021, the note had principal balance of $126,780. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $90,196 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the nine months ended June 30, 2022, the Company issued an aggregate of 1,009,871,832 shares of common stock to the note holder upon the conversion of $101,780 of principal, accrued interest of $32,522 and conversion fee of $2,800. As of June 30, 2022, the note was fully converted and had no outstanding balance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on November 6, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $46,509 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement extending to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the nine months ended June 30, 2022, the Company issued an aggregate of 918,587,164 shares of common stock to the note holder upon the conversion of $120,000 of principal balance, accrued interest of $37,918 and conversion fee of $2,100. As of September 30, 2021, the principal balance of this note was $132,000. As of June 30, 2022, the note was fully converted and had no outstanding balance.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $54,261 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the nine months ended June 30, 2022, the Company issued an aggregate of 197,141,500 shares of common stock to the note holder upon the conversion of $8,500 of principal balance, accrued interest of $2,978 and conversion fee of $350. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $131,500 and $154,000, respectively.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 125% to 140% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. During the year ended September 30, 2021, the Company issued an aggregate of 493,005,626 common stock to the note holder upon the conversion of accrued interest of $33,142 and fees of $2,000. This note came into default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $330,556.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $58,137 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the nine months ended June 30, 2022, the Company issued an aggregate of 337,705,333 shares of common stock to the note holder upon the conversion of $14,500 of principal balance, accrued interest of $5,062 and conversion fee of $700. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $135,500 and $165,000, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $93,019 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $240,000 and $264,000, respectively.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $62,589 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $163,000 and $179,300, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest are due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which will be amortized over the term of the notes. This note came into default for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 319,673,835 shares of common stock to the note holder upon the conversion of principal amount of $90,000, and accrued interest of $30,837. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $21,568 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $0 and $9,000, respectively.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $40,755 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $110,000 and $121,000, respectively.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $124,015 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $350,000 and $385,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $137,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. During the nine months ended June 30, 2022, the Company issued an aggregate of 608,872,909 shares of common stock to the note holder upon the conversion of $22,100 of principal balance and accrued interest of $11,388. As of June 30, 2022 and September 30, 2021, the principal balance of this note were $217,000 and $239,100, respectively.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $51,000.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On January 7, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest is due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which is being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $328,200.

On February 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest is due on February 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which is being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $248,000.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest is due on February 24, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which is being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest is due on April 1, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which is being amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $75,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On April 8, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,000 in connection with this note payable which is being amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $151,000.

On May 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest is due on May 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,650 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Exchanges and no gain or loss was recognized. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $67,650.

On June 21, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest is due on June 21, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,250 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $83,250.

On July 12, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest is due on July 12, 2022. The note are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,787 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $45,787.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest is due on July 27, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,828 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $46,828.

On September 17, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $161,250 and received proceeds of $155,000, net of discount of $6,250. The 10% convertible promissory note and all accrued interest is due on September 17, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which is being amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $161,250.

On December 6, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 6, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2022, the principal balance of this note was $116,525.

On December 23, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 23, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2022, the principal balance of this note was $116,525.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On May 12, 2022, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $55,000 and received proceeds of $52,250, net of discount of $2,750. The 10% convertible promissory note and all accrued interest is due on May 12, 2023. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,750 in connection with this note payable which is being amortized over the term of the note. As of June 30, 2022, the principal balance of this note was $55,000.

Accrued interest related to the convertible notes payable amounted to $1,236,103 and $1,587,435 as of June 30, 2022 and September 30, 2021, respectively, which was included in accrued interest on the accompanying condensed consolidated balance sheets.

During the three and nine months ended June 30, 2022, the Company recorded interest expense of $138,997 and $452,920, respectively, respectively, in connection with these convertible notes payable.

During the three and nine months ended June 30, 2021, the Company recorded interest expense of $220,857 and $465,655, respectively, respectively, in connection with these convertible notes payable.

Amendment of Convertible Notes

On October 18, 2021, several aforementioned convertible notes payable (“Notes”) held by one lender was amended whereby the lender extended the maturity dates to April 18, 2022 and waived the penalty interests, incurred on the respective original maturity dates of the Notes, which includes; (i) the 10% default penalty added to the principal balance of the Notes and; (ii) the difference between the interest accrued at the original interest rate and default interest rate. The amendment of the Notes resulted in; (i) a reduction of outstanding principal balances in total amount of $215,175 which was the total amount of default penalty added to the principal balance of the Notes upon the respective default dates and; (ii) a reduction of accrued interest in total amount of $549,824 which was the difference in accrued interest incurred at the original and default interest rate. Based on the result of the amendment of the Notes the Company accounted for it as a trouble debt restructuring in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors and recognized and gain on debt modification of $764,999 during the nine months ended June 30, 2022.

On February 18, 2022, several convertible notes payable (“Notes”) discussed above were amended whereby the lender extended the maturity date to December 31, 2022. The amendment of these Notes was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized.

On April 5, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“April 2022 Note Amendment”) to amend six convertible notes dated: (i) April 8, 2019 with principal balance of $54,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (ii) May 22, 2019 with principal balance of $108,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (iii) May 24, 2019 with principal balance of $100,000, convertible at price equal to 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date, (iv) July 24, 2019 with principal balance of $145,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (v) September 4, 2019 with principal balance of $165,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date and (vi) January 14, 2020 with principal balance of $8,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date (collectively as “Amended Notes”) (see Note 6). The April 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $300,000 or more to repay the outstanding balance of the Amended Notes. The elimination of the Amended Notes’ conversion features resulted in a substantial change in the terms of the Amended Notes which was accounted for in accordance with ASC 470-50 - Debt Modifications and Extinguishment. The Company revalued the embedded conversion option derivative liabilities associated with the Amended Notes which amounted to $638,804, recorded as gain on debt extinguishment in the accompanying condensed consolidated statement of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additionally, as of June 30, 2022 and September 30, 2021, the Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 -Derivatives and Hedging - Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the nine months ended June 30, 2022, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $411,920 was recorded as derivative liabilities of which $276,250 was allocated as a debt discount and $135,670 as derivative expense.

At the end of the period, the Company revalued the embedded conversion option derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $7,047,656 for the nine months ended June 30, 2022.

During the nine months ended June 30, 2022, the fair value of the derivative liabilities was estimated at issuance and at the June 30, 2022, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 1 year
Volatility	183%to408%
Risk-free interest rate	1.28%to2.5%

For the nine months ended June 30, 2022 and 2021, amortization of debt discounts related to the convertible notes amounted to $801,211 and $400,364, respectively, which was recorded as interest expense on the accompanying condensed consolidated statements of operations. As of June 30, 2022 and September 30, 2021, the unamortized debt discount were $194,261 and $706,839, respectively.

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

Notes payable consisted of the following:

	June 30, 2022	September 30, 2021
	(Unaudited)
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	1,062,000	430,000
Less unamortized discount	(1,417)	—
Notes payable, net	$1,260,583	$630,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $200,000 and is reflected as note payable - related party in the accompanying condensed consolidated balance sheet. As of June 30, 2022 and September 30, 2021, the accrued interest of this note was $41,699 and $34,219, respectively.

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

JUNE 30, 2022

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

During the nine months ended June 30, 2022 and 2021, the Company recorded interest expense of $35,117 and $11,219, respectively, in connection with these notes payable. As of June 30, 2022, the Company had not made any payments towards these notes payable.

As of June 30, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $65,775. As of September 30, 2021, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $30,658.

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $104,000 with aggregate original issue discount (“OID”) of $4,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. The Company issued the first promissory note (“Note I”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note I is due March 15, 2023. The Company recorded a discount of $2,000 in connection with Note I which is being amortized over the term of the Note I. As of June 30, 2022, the principal balance of this note was $52,000.

April 2022 Note Payable Amendments (see Note 5)

On April 5, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“April 2022 Note Amendment”) to amend six convertible notes dated: (i) April 8, 2019 with principal balance of $54,000, (ii) May 22, 2019 with principal balance of $108,000, (iii) May 24, 2019 with principal balance of $100,000, (iv) July 24, 2019 with principal balance of $145,000, (v) September 4, 2019 with principal balance of $165,000 and (vi) January 14, 2020 with principal balance of $8,000 (collectively as “Amended Notes”). The April 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $300,000 or more to repay the outstanding balance of the Amended Notes (see Note 5). Below are the details of the Amended Notes.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. During the first 90 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see Note 5) and the Company recognized a total gain of $18,551 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022, the principal balance of this note was $54,000.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020 and the note accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see Note 5) and the Company recognized a total gain of $34,968 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022, the principal balance of this note was $108,000.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment during the year ended September 30, 2020 and pursuant to the note started accruing interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see Note 5) and the Company recognized a total gain of $16,137 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022, the principal balance of this note was $100,000.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. During the first 90 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60,Debt - Troubled Debt Restructurings by Debtors (see Note 5) and the Company recognized a total gain of $42,843 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022, the principal balance of this note was $145,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, and accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see below) and the Company recognized a total gain of $45,639 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022, the principal balance of this note was $165,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. During the first 90 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $800 of default penalty was added to the principal balance during the year ended September 30, 2021 and accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors (see Note 5) and the Company recognized a total gain of $1,738 recorded as gain in debt modification in the accompanying condensed consolidated statement of operations. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022. As of June 30, 2022, the principal balance of this note was $8,000.

Loans Payable

Loans payable consisted of the following:

	June 30, 2022	September 30, 2021
	(Unaudited)
Loans principal amount	$483,500	$483,500

Loans payable	$483,500	$483,500

In June 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received initial proceeds for a total of $300,000 from an unrelated party (see below). Additionally, in July 2017, the Company entered into a loan agreement whereby the lender shall provide an additional loan up to $500,000 for the purpose of completing the production of the Movie. Such loans bear no interest and is considered due on demand as there was no set maturity. Between July 2017 and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds from this July 2017 loan agreement for a total of $450,000. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan of up to $500,000, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. In the event, the $475,000 gets repaid, the lender’s percentage ownership will decrease to 37%. However, the percentage of ownership shall remain at 50% if such additional loan was not paid within 90 days. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of June 30, 2022 and September 30, 2021, loan payable net of unamortized debt discount amounted $475,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

In April 2016, a former member of the Board of Directors advanced the Company $2,500 to cover the Company’s working capital which is reflected as loan payable and is due on demand. As of June 30, 2022 and September 30, 2021, the advance had an outstanding balance of $2,500.

On July 1, 2020, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. In 2020, the Company repaid $5,000 of the principal balance. As of June 30, 2022 and September 30, 2021, the note had principal balance of $6,000.

On October 29, 2021, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $50,000 to cover the Company’s working capital. The note matured on December 13, 2021. During the nine months ended June 30, 2022, the Company repaid the outstanding balance of the note. As of June 30, 2022, the note had no outstanding balance.

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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of June 30, 2022 and September 30, 2021, accrued salaries to Mr. Lukow amounted to $79,055 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying consolidated balance sheets.

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $9,000 and $9,000 for the nine months ended June 30, 2022 and 2021, respectively, which was included as rent expense under general and administrative expense in the accompanying condensed consolidated statements of operations. As of June 30, 2022 and September 30, 2021, the Company had accrued rent balance of $30,500 and $27,500, respectively, which is reflected as accounts payable and accrued liabilities - related party in the accompanying condensed consolidated balance sheets.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of June 30, 2022 and September 30, 2021, the Company had an accrued balance of $125,000 included in accounts payable and accrued expenses - related party in the accompanying consolidated balance sheets, for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 9).

In 2020, the CEO advanced to the Company $1,201 and an additional $5,316 in 2021, a total of $6,517 for working capital purposes which is reflected as due to related parties. The advanced is non-interest bearing and are due on demand. As of June 30, 2022 and September 30, 2021, this advanced had a balance of 6,517.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ DEFICIT

On November 1, 2021, the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized common stock from 4,200,000,000 to 19,000,000,000 shares.

Common Stock

Common Stock Issued for Services to Employee and Directors

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

•

During the nine months ended June 30, 2021, the Company issued an aggregate of 36,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements. The Company valued these common shares at the fair value ranging from $0.0001 to $0.0015 per common share or $32 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $32 during the nine months ended June 30, 2021.

•

During the nine months ended June 30, 2022, the Company issued an aggregate of 180,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0008 per common share or $52 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $52 during the nine months ended June 30, 2022.

•

During the nine months ended June 30, 2022, the Company issued an aggregate of 36,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0008 per common share or $9 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $9 during the nine months ended June 30, 2022.

Common Stock Issued Upon Conversion of Notes Payable

•

During the nine months ended June 30, 2021, the Company issued an aggregate of 1,896,364,333 shares of the Company’s common stock to various note holders upon the conversion of $265,293 of principal amount, $135,916 of accrued interest and $2,000 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from 0.0009 to $0.0027 per share or $2,217,080 based on the quoted trading price on the date of the conversions. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(1,813,870) and derivative fair value of $5,430,054 was recorded as a gain from extinguishment with the net gain from extinguishment of debt, related to note conversions, amounting to $3,616,184 during the nine months ended June 30, 2021.

•

During the nine months ended June 30, 2022, the Company issued an aggregate of 3,072,178,738 shares of the Company’s common stock to a note holder upon the conversion of $266,880 of principal amount, $89,869 of accrued interest and $5,950 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0001 to $0.0008 per share or $804,363 based on the quoted trading price on the date of the conversions. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(441,664) and derivative fair value of $315,117 which was recorded as a gain from extinguishment with the net (loss) from extinguishment of debt, related to note conversions, amounting to $(126,547) during the nine months ended June 30, 2022.

 Common Stock Issued for Prepaid Services

•

During the nine months ended June 30, 2022, the Company issued an aggregate of 100,000,004 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022 (see Note 9 and see below “Common Stock Issued for Services”), with aggregate grant date fair value of $20,000 or $0.0002 per share which was recorded as deferred compensation and is being amortized over a three-month period. During the nine months ended June 30, 2022, the Company amortized $20,000 of the deferred compensation, recorded as consulting fee in the accompanying condensed consolidated statement of operations. As of June 30, 2022, the deferred compensation was fully amortized.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Common Stock Issued for Services to Consultants

•

On March 14, 2022, the Company entered into a consulting agreement with two consultants (collectively as “Parties”) with a twelve-month term which shall end in March 2023. Pursuant to the consulting agreement the Company shall issue an aggregate of 299,999,997 shares of common stock to these consultants, over a nine-month period commencing on June 1, 2022. During the three months ended June 30, 2022, the Company granted, 33,333,333 shares of commons stock with grant date fair value of $3,334 in connection with this consulting agreement (see Note 9).

As of June 30, 2022, the Company had 7,394,954,500 common stock outstanding of which 41,051,670 are unissued.

Stock Warrants

A summary of outstanding stock warrants as of June 30, 2022, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2021	1,600,000	$0.061	2.65
Granted	—	—	—
Balance as of June 30, 2022	1,600,000	$0.061	1.90

Warrants exercisable as of June 30, 2022	1,600,000	$0.061	1.90

Weighted average fair value of warrants granted during the period		$0.00

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

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of June 30, 2022, no stock has been issued under this plan.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of June 30, 2022 and September 30, 2021, accrued salaries to Mr. Lukow amounted to $79,055 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying consolidated balance sheets (see Note 7).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Operating Agreement

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 1 and Note 4). Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of June 30, 2022, of the total $200,000 only $7,500 of capital contribution has been paid which was recorded as an equity method investment in the accompanying condensed consolidated balance sheet. During the three months ended June 30, 2022, the Company recognized $1,250 of loss from its equity method investment reflected in the accompanying condensed consolidated statement of operations.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company paid $15,000 during the fiscal year ended September 30, 2017. The Company has not issued the 100,000 shares as of June 30, 2022 and September 30, 2021, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected in the accompanying condensed consolidated balance sheets.

On March 14, 2022, the Company entered into a consulting agreement with two consultants (collectively as “Parties”) with a twelve-month term which shall end in March 2023. Pursuant to the consulting agreement the Company shall issue an aggregate of 400,000,000 shares of common stock over the twelve-month of the agreement. The Company issued an aggregate of 100,000,004 shares of common stock to with an aggregate grant date fair value of $20,000, to the consultants upon the close of the agreement which was recorded as deferred compensation (see Note 8) which was fully amortized during the nine months ended June 30, 2022. In addition, pursuant to the consulting agreement, the Company shall issue an aggregate of 299,999,997 shares of common stock to the consultants, over a nine-month period commencing on June 1, 2022. During the three months ended June 30, 2022, the Company granted, 33,333,333 shares of commons stock with grant date fair value of $3,334 in connection with this consulting agreement (see Note 8).

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to June 30, 2022, the Company issued an aggregate of 24,000 shares of common stock with grant date fair value of $2 or $0.0001 per share to officers and directors as stock-based compensation.

Subsequent to June 30, 2022, the Company granted, 66,666,666 shares of commons stock with grant date fair value of $66,667 in connection with the March 14, 2022 consulting agreement (see Note 9).

Subsequent to June 30, 2022, the Company issued 186,472,666 shares of commons stock to a lender upon the conversion of $8,000 of principal balance, $2,838 of accrued interest and $350 of conversion fee, pursuant to the conversion terms of the convertible note.

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

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company. Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of June 30, 2022, the $192,500 have not yet been paid and $7,500 of capital contribution. During the three months ended June 30, 2022, the Company recognized $1,250 of loss from its equity method investment reflected in the accompanying condensed consolidated statement of operations.

Results of Operations

Comparison for the Three and Nine Months Ended June 30, 2022 and 2021

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended June 30, 2022 and 2021 we generated minimal revenues of $3,244 and $2,355, respectively, from streaming music sales

•	During the nine months ended June 30, 2022 and 2021 we generated minimal revenues of $6,727 and $7,116, respectively, from streaming music sales

Operating Expenses

For the three and nine months ended June 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Compensation and related expenses	$24,008	$24,064	$72,052	$72,184
Professional and consulting expenses	33,312	25,502	161,470	45,246
License fees	—	—	—	160,003
General and administrative expenses	27,542	66,577	200,808	107,968
Total	$84,862	$116,143	$434,330	$385,401

Compensation expense:

•

During the three months ended June 30, 2022 and 2021, compensation and related expense decreased by $56 or 0.2% The decrease was due to decrease in the grant date fair value of the stock-based compensation in 2022.

•

During the nine months ended June 30, 2022 and 2021, compensation and related expense decreased by $132or 0.2%. The decrease was due to decrease in the grant date fair value of the stock-based compensation in 2022.

Professional and consulting expense:

•

During the three months ended June 30, 2022 and 2021, professional and consulting expense increased by $7,810 or 31%. The increase was attributable to an increase in consulting fees of $16,668 which was primarily attributable to stock-based compensation related to consulting fees offset by a decrease in accounting fees of $6,032 and a decrease in other professional services of $2,826.

•

During the nine months ended June 30, 2022 and 2021, professional and consulting expense increased by $116,224 or 257%. The increase was attributable to an increase in consulting fees of $26,428 which was primarily attributable to marketing strategy services in 2022, an increase in investor relations fee of $28,423 which was primarily attributable to services for creating social media and online presence, an increase in stock-based compensation related to consulting fees of $23,334, an increase in accounting fee of $37,190 and an increase in other professional services of $849.

License fees:

•	During the three months ended June 30, 2022 and 2021, there were no license fees incurred.

•

During the nine months ended June 30, 2022 and 2021, license fees decreased by $160,003 or 100%. This was due to the payment of license fee paid to the song writers in 2021 for to the songs used in the movie “Drama Drama”.

General and administrative expense:

•

During the three months ended June 30, 2022 and 2021, general and administrative expense decreased by $39,035 or 59%. The decrease was primarily attributable to a decrease in marketing expense of $31,498 and a decrease in travel and entertainment expense of $6,495 and a decrease in other office expense of $1,042.

•

During the nine months ended June 30, 2022 and 2021, general and administrative expense increased by $92,840 or 86%. The increase was primarily attributable to an increase in marketing expense of $73,837, an increase in public company filing fees of $8,334 and an increase in other office expense of $10,669.

Other Income (Expenses), net

•

During the three months ended June 30, 2022 and 2021, we had total other income, net of $4,688,657 and total other (expense), net of $(903,928) respectively, an increase in total other income, net of $5,592,585 or 619%. The increase in total other total income, net was primarily due an increase in loss on change in fair value of derivative liabilities of $4,651,536 and an increase in gain from debt extinguishment of $383,941, offset by a decrease on initial derivative expense of $381,137, a decrease in interest expense of $175,971 resulting from a reduction in debt in 2022.

•

During the nine months ended June 30, 2022 and 2021, we had total other income, net of $6,869,895 and $1,938,418, a decrease of $4,931,477 or 254%. The decrease was primarily due to a decrease in initial derivative expense of $1,493,410 resulting from a reduction of new debt in 2022, a decrease in gain on loss from debt extinguishment of $3,326,439 offset by an increase in gain on change in fair value of derivative liabilities of $6,180,364, an increase in gain on debt modification of $764,999 due to forgiveness of default penalty and an increase in interest expense of $180,857.

Loss of Equity Method Investee

•

During the three months ended June 30, 2022 and 2021, we had loss of equity method investee loss of $7,500 and $0, respectively, an increase of $7,500 or 100%. The increase was due to the loss recognized from our equity method investee in 2022.

•

During the nine months ended June 30, 2022 and 2021, we had loss of equity method investee loss of $7,500 and $0, respectively, an increase of $7,500 or 100%. The increase was due to the loss recognized from our equity method investee in 2022.

Net Income (Loss)

•

During the three months ended June 30, 2022, net income attributable to All For One Media Corp. amounted to $4,605,319 or $0.00 per share (basic and diluted), compared to net (loss) attributable to All For One Media Corp. of $(1,016,305) or $0.00 and $(0.00) per share, basic and diluted, respectively, for the three months ended June 30, 2021, an increase in net income of $5,621,624 or 553% resulting from changes discussed above.

•

For the nine months ended June 30, 2022, net income attributable to All For One Media Corp. amounted to $6,451,551 or $0.00 and $(0.00) per share, basic and diluted, respectively, compared to $1,564,296 or $0.00 and $(0.00) per share, basic and diluted, respectively, for the nine months ended June 30, 2021, a decrease of $4,887,255 or 312% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $11,228,875 and cash of $21,115 as of June 30, 2022, and a working capital deficit of $18,491,425 and cash of $101,431 of cash as of September 30, 2021.

	June 30, 2022	September 30, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$36,310	$122,622	$(86,312)	70%
Total current liabilities	(11,265,185)	(18,614,047)	7,348,862	39%
Working capital deficit:	$(11,228,875)	$(18,491,425)	$7,262,550	39%

The decrease in working capital deficit was primarily attributable to a decrease in current assets of $86,312 and a decrease in current liabilities of $7,348,862.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(399,066)	$(430,289)
Net cash used in investing activities	(7,500)	—
Net cash provided by financing activities	326,250	516,263
Net change in cash	$(80,316)	$84,974

Net Cash Used in Operating Activities

Net cash used in operating activities for nine months ended June 30, 2022 and 2021 were $399,066 and $430,289, respectively, a decrease of $31,223 or 7%.

•

Net cash used in operating activities for the nine months ended June 30, 2022 primarily reflected our net income of $6,441,042 adjusted for the add-back on non-cash items such as amortization of debt discounts of $801,211, stock-based compensation expense of $61, amortization of common stock issued for prepaid services of $20,000, common stock issued to consultants of $3,334, loss from extinguishment of debt of $512,257, gain on change in fair value of derivative liabilities of $7,047,656, gain on debt modification of $764,999, non-cash interest expense of $5,950, initial derivative expense of $135,670, loss of equity investee of $1,250 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid and other current assets of $5,996, decrease in accounts payable and accrued liabilities of $1,352 offset by an increase in accounts payable and accrued liabilities - related party of $500 and increase in accrued interest of $512,184.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for nine months ended June 30, 2022 and 2021 were $7,500 and $0, respectively, an increase of $7,500 or 100%.

•

Net cash used by investing activities for nine months ended June 30, 2022, resulted from contributions to Boss Music and Entertainment in aggregate amount of $7,500, which is an investment accounted for using the equity method.

Net Cash Provided by Financing Activities

Net cash provided in financing activities for nine months ended June 30, 2022 and 2021 were $326,250 and $516,263, respectively, a decrease of $190,013 or 37%.

•

Net cash provided by financing activities for nine months ended June 30, 2022, consisted of net proceeds from convertible notes payable of $276,250, proceeds from loan payable of $50,000 and net proceeds from a note payable of $50,000, offset by repayment of loan payable of $50,000.

•

Net cash provided by financing activities for nine months ended June 30, 2021, consisted of proceeds from advance from a related party of $5,316, net proceeds from convertible notes payable of $1,125,000 offset by repayments of convertible notes of $614,053.

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

Going Concern

The accompanying condensed consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net income and net cash (used in) operations of $6,441,042 and $(399,006), respectively, for the nine months ended June 30, 2022. The net income for the nine months ended June 30, 2022, was primarily a result of the non-cash gain on change in fair value of derivative liabilities of $7,047,656 and non-cash gain on debt modification of $764,999. Additionally, the Company had an accumulated (deficit) of $(21,117,362), working capital (deficit) of $(11,228,875) and a stockholders’ (deficit) of $(11,222,625) as of June 30, 2022. As of June 30, 2022, the Company had $1,047,821 of convertible notes and $430,000 of notes payable that are currently in default for nonpayment. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the recoverability of the equity method investment, fair value of common stock issued, the valuation of derivative liabilities, the valuation of stock-based compensation and the valuation of deferred tax assets.

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended June 30, 2022, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.

During the three months ended June 30, 2022, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $8 as stock-based compensation. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

2.

During the three months ended June 30, 2022, the Company issued an aggregate of 1,526,608,832 shares of the Company’s common stock to a note holder upon the conversion of $60,100 of principal amount, $24,789 of accrued interest and $1,750 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives. The Company valued these shares of common stock at the fair value ranging from $0.0001 to $0.0002 per share or $210,061 based on the quoted trading price on the date of conversion. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(123,422) and derivative fair value of $80,697 which was recorded as a gain from extinguishment with the net (loss) from extinguishment of debt, related to note conversions, amounting to $42,2725 during the three months ended June 30, 2022.

3.

During the three months ended June 30, 2022, the Company issued an aggregate of 33,333,333 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022, with aggregate grant date fair value of $3,334 or $0.0001 per share recorded as consulting fee in the accompanying condensed consolidated statement of operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in Default on the Convertible Notes Below:

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $190,248.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 493,005,626 shares of common stock to the note holder upon the conversion of accrued interest of $33,142 and conversion fee of $2,000. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $330,556.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $137,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 5, 2020. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. During the nine months ended June 30, 2022, the Company issued an aggregate of 608,872,909 shares of common stock to the note holder upon the conversion of $22,100 of principal balance and accrued interest of $11,388. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $217,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of June 30, 2022 and September 30, 2021, the principal balance of this note was $51,000.

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

As of June 30, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $65,775. As of September 30, 2021, theses notes payable had an aggregate principal $430,000 and aggregate accrued interest of $30,658.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Promissory Note with Auctus Fund I dated July 18, 2017 (2)

10.5	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (3)

10.6	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (3)

10.7	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (3)

10.8	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (3)

10.9	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (3)

10.10	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (4)

10.11	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (4)

10.12	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (4)

10.13	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (5)

10.14	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (5)

10.15	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (5)

10.16	Promissory Note with GS Capital Partner, LLC dated September 4, 2019 (6)

10.17	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019 (6)

10.18	Promissory Note with GS Capital Partners, LLC dated January 7, 2021 (7)

10.19	Promissory Note with GS Capital Partners, LLC dated February 3, 2021 (7)

10.20	Promissory Note with GS Capital Partners, LLC dated February 24, 2021 (7)

10.21	Promissory Note with GS Capital Partners, LLC dated April 1, 2021 (7)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our form 10-K filed on January 16, 2018 and incorporated herein by reference.
(3)	As filed with our Form 10-K filed on January 15, 2019.
(4)	As filed with our Form 10-Q filed on May 17, 2019.
(5)	As filed with our Form 10-Q filed on August 14, 2019.
(6) (7)	As filed with our Form 10-K filed on January 14, 2020. As field with our Form 10-Q filed on June 8, 2021.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: August 2, 2022	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

