Form 10-K
period 2022-09-30
ALL FOR ONE MEDIA CORP.
filed 2022-12-29
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2022, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0002 on such date is $1,164,542.

As of December 26, 2022, there were 8,135,737,831 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) and all of its allied, ancillary, subsidiary and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2022 and 2021, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2022 and 2021, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie was completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company had received several offers for the distribution of the film and the Company continues to review any offers.

All For One Media Corp. is in the business of targeting the lucrative tween demographic across a multitude of entertainment platforms. The Company’s primary business objective is to embark on creating, launching and marketing original pop music groups, commonly referred to as “boy bands” and “girl groups,” by utilizing both traditional and social media models. All For One Media owns over fifty completed professionally produced master recordings, as well as a full-length motion picture entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) (the “Film”) that is ready for release. This musical comedy’s backstory creates a fictional girl group by the name of “Drama Drama”, and the Company intends to launch a new girl group with the same name simultaneous to the release of the Film.

The Company expects to generate revenues from movie receipts, sales, downloads and streaming of original recorded music, videos, motion pictures, music publishing, live performances, licensed merchandise and corporate sponsorships.

On January 17, 2020, our parent entity, entered into a Stock Purchase and Sale Agreement with, our former subsidiary, Carmel Valley Productions Inc. (“CVPI”) whereby the Company sold 90% of its 100% interest in CVPI and any of the Company’s right to receive revenues or repayment from the $100,000 advance on film rights under the terms of the Co-Production and Finance Agreement dated on July 24, 2019, for a total purchase price of $50,000.

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free Youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of September 30, 2022, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

The film, Drama Drama, was released on June 1, 2021, available across all major platforms, including iTunes, Amazon, Google, Microsoft, Vudu, Fandango Now, Comcast, Cox, Spectrum, DirectTV, and Dish, among others. In addition, Drama Drama is available on Youtube, where it is approaching five million views and has been watched in over 100 countries on 5 continents.

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

We are currently exploring opportunities to expand the Drama Drama brand and has held several talks about a short or long form sequels well as new Drama Drama recordings and Music Videos. In FY 2022, the Company released the song and Dance Video Snoochie Boochie which was written by Billboard award winning song writer Sam Hollander and produced by multi-platinum producer Rob Grimaldi.

The Company plans on introducing a new music platform in 2023 with the release of two new singles and accompanied by Music Videos.

In addition, the Company is developing a new Screen Play, with the expectation that it will be produced in FY 2023 and completing a sizzle reel for the Dream Street documentary which will be released in Q2 2023.

We plan on introducing other entertainment initiatives that are currently in earlier stages of discussion.

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

	High	Low
Fiscal Year 2022
First Quarter ended December 31, 2021	$0.0013	$0.0003
Second Quarter ended March 31, 2022	$0.0004	$0.0001
Third Quarter ended June 30, 2022	$0.0003	$0.0001
Fourth Quarter Ended September 30, 2022	$0.0003	$0.0001

Fiscal Year 2021
First Quarter ended December 31, 2020	$0.0052	$0.0001
Second Quarter ended March 31, 2021	$0.0049	$0.0007
Third Quarter ended June 30, 2021	$0.0014	$0.0008
Fourth Quarter Ended September 30, 2021	$0.0018	$0.0004

Holders

As of December 22, 2022, there were approximately 78 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of September 30, 2022, no stock has been issued under this plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended September 30, 2022, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•

During the three months ended September 30, 2022, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $10 as stock-based compensation. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

•

During the three months ended September 30, 2022, the Company issued to consultants, an aggregate of 99,999,999 shares of common stock with grant date fair value of $13,334 as stock-based professional fees. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) and all of its allied, ancillary, subsidiary and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2022 and 2021, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2022 and 2021, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie was completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company had received several offers for the distribution of the film and the Company continues to review any offers.

All For One Media Corp. is in the business of targeting the lucrative tween demographic across a multitude of entertainment platforms. The Company’s primary business objective is to embark on creating, launching and marketing original pop music groups, commonly referred to as “boy bands” and “girl groups,” by utilizing both traditional and social media models. All For One Media owns over fifty completed professionally produced master recordings, as well as a full-length motion picture entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) (the “Film”) that is ready for release. This musical comedy’s backstory creates a fictional girl group by the name of “Drama Drama”, and the Company intends to launch a new girl group with the same name simultaneous to the release of the Film.

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

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free Youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of September 30, 2022, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

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

We are currently exploring opportunities to expand the Drama Drama brand and has held several talks about a short or long form sequels well as new Drama Drama recordings and Music Videos. In FY 2022, the Company released the song and Dance Video Snoochie Boochie which was written by Billboard award winning song writer Sam Hollander and produced by multi-platinum producer Rob Grimaldi.

The Company plans on introducing a new music platform in 2023 with the release of two new singles and accompanied by Music Videos.

In addition, the Company is developing a new Screen Play, with the expectation that it will be produced in FY 2023 and completing a sizzle reel for the Dream Street documentary which will be released in Q2 2023.

Results of Operations

Comparison for the Years Ended September 30, 2022, and 2021:

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the year ended September 30, 2022, we generated minimal revenues of $8,993 from streaming music sales.

•	During the year ended September 30, 2021, we generated minimal revenues of $9,493. from streaming music sales.

Operating Expenses

For the years ended September 30, 2022, and 2021, operating expenses consisted of the following:

	For Years Ended September 30,
	2022	2021
Compensation expense	$96,062	$96,238
Professional and consulting expense	196,268	110,992
License fees	-	160,003
General and administrative expense	241,535	251,712
Total	$533,865	$618,945

Compensation expense:

•

For the year ended September 30, 2022, compensation expense decreased by $176, or less than 1%, as compared to the year ended September 30, 2021. The decrease was primarily attributable to a decrease in stock-based compensation.

Professional and consulting expense:

•

For the year ended September 30, 2022, professional and consulting expense increased by $85,276, or 76.8%, as compared to the year ended September 30, 2021. The increase was primarily attributable to an increase in stock-based consulting fees of $36,668, an increase in consulting fees of $55,115, and an increase in legal fees of $3,320, offset by a decrease in accounting fees of $9,827.

License fees:

•

For the year ended September 30, 2022, license fees decreased by $160,003 or 100%, as compared to the year ended September 30, 2021. This was due to the payment of a one-time synchronization license fee paid to the song writers in 2021 for the use of their songs in the movie “Drama Drama”.

General and administrative expense:

•

For the year ended September 30, 2022, general and administrative expense decreased by $10,117, or 4.0%, as compared to the year ended September 30, 2021. The decrease was primarily attributable to a decrease in marketing expense of $37,006 and a decrease in travel and entertainment of $5,294, offset by an increase in public company filing fees of $4,998, an increase in production expenses of $25,013, and an increase other general administrative expenses of $2,172.

Other Income (Expenses), net

•

For the year ended September 30, 2022, we had total other income, net of $2,360,369 as compared to total other expenses, net of $(2,506,018) for the year ended September 30, 2021, an increase of $4,866,387, or 194.2%. This increase was primarily due to a decrease in loss on change in fair value of derivative liabilities of $2,159,369, a decrease in initial derivative expense of $1,771,839, an increase in gain on extinguishment of debt of $96,933, an increase in gain on debt modification of $764,999, and a decrease in interest expense of $80,747, offset by an increase in loss on equity method investee of $7,500.

Net Income (Loss)

•

For the year ended September 30, 2022, net income amounted to $1,835,497 as compared to net loss of $(3,115,470) for the year ended September 30, 2021, an increase of $4,950,967, or 158.9% resulting from changes discussed above. For the year ended September 30, 2022, net income attributable to All For One Media Corp. amounted to $1,860,650 or $0.00 per share (basic and diluted), compared to a net loss attributable to All For One Media Corp. of $(3,110,176) or $(0.00) per share (basic and diluted) for the year ended September 30, 2021, an increase of $4,970,826, or 159.8% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $15,587,845 and cash of $98,612 as of September 30, 2022, and a working capital deficit of $18,491,425 and cash of $101,431 as of September 30, 2021.

	September 30, 2022	September 30, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$105,475	$122,622	$(17,147)	(14.0)%
Total current liabilities	(15,693,320)	(18,614,047)	2,920,727	15.7%
Working capital deficit:	$(15,587,845)	$(18,491,425)	$2,903,580	15.7%

The decrease in working capital deficit was primarily attributable to a decrease in current assets of $17,147 and a decrease in current liabilities of $2,920,727 primarily attributable to a decrease in derivative liabilities.

As of September 30, 2022, we had $2,847,637 of gross convertible notes and $2,472,500 of gross notes payable outstanding. As of September 30, 2022, we had defaulted on 6 of these convertible notes payable with aggregate outstanding principal amount of $1,047,821.

Cash Flows

Changes in our cash balance are summarized as follows:

	Years Ended September 30,
	2022	2021
Net cash used in operating activities	$(496,569)	$(660,935)
Net cash used in investing activities	(7,500)	-
Net cash provided by financing activities	501,250	760,263
Net change in cash	$(2,819)	$99,328

Net Cash Used in Operating Activities

Net cash used in operating activities was $496,569 for the year ended September 30, 2022, as compared to 660,935 for the year ended September 30, 2021, a decrease of $164,366, or 24.9%.

•

Net cash used in operating activities for the year ended September 30, 2022 primarily reflected our net income of $1,835,497 adjusted for the add-back on non-cash items such as amortization of debt discounts of $914,603, stock-based compensation expense of $62, an increase in stock-based professional fees of $36,668, gain from extinguishment of debt of $(3,935,629), gain on debt modification of $(764,999), initial derivative expense of $135,670, loss on change in fair value of derivative liabilities of $584,172, non-cash interest expense of $7,010, loss on equity-method investee of $7,500, and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $14,328, increase in accounts payable and accrued liabilities – related party of $500, an increase in accrued interest of $691,313, offset by a decrease in accounts payable and accrued liabilities of $23,264.

•

Net cash used in operating activities for the year ended September 30, 2021 primarily reflected our net loss of $3,115,470 adjusted for the add-back on non-cash items such as amortization of debt discounts of $721,789, stock-based compensation expense of $285, gain from extinguishment of debt of $(3,838,696), initial derivative expense of $1,907,509, loss on change in fair value of derivative liabilities of $2,743,541, non-cash interest expense of $2,000, non-cash default penalty interest of $800, and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $13,191, increase in accounts payable and accrued liabilities – related party of $46,000 and increase in accrued interest of $910,486 offset by a decrease in accounts payable and accrued liabilities of $25,988.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,500 for the year ended September 30, 2022, as compared to net cash used in investing activities of $0 for the year ended September 30, 2021, a change of $7,500, or 100%.

·

Net cash used in investing activities for the year ended September 30, 2022, resulted from contributions to Boss Music and Entertainment in aggregate amount of $7,500 which was accounted for using the equity method.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $501,250 for the year ended September 30, 2022, as compared to $760,263 for the year ended September 30, 2021, a decrease of $259,013, or 34.1%.

•

Net cash provided by financing activities for the year ended September 30, 2022 consisted of proceeds from notes payable of $225,000, proceeds from loan payable of $50,000, and net proceeds from convertible notes payable of $276,250, offset by payment of loan payable of $50,000.

•

Net cash provided by financing activities for the year ended September 30, 2021 consisted of proceeds from advance from a related party of $5,316, net proceeds from convertible notes payable of $1,369,000, offset by $614,053 payment of convertible notes payable.

Cash Requirements

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for fiscal 2023. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business As reflected in the accompanying consolidated financial statements, the Company had net income and net cash used in operations of $1,835,497 and $496,569, respectively, for the year ended September 30, 2022. Additionally, the Company had an accumulated deficit of $25,708,263 and working capital deficit of $15,587,845 as of September 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules of this annual report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2022. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2022, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position

Brian J. Lukow	63	Chief Executive Officer, Chief Financial Officer, President and Director

Aimee Ventura O’Brien	58	Secretary and Director

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

Brian J. Lukow, 63, Chief Executive Officer, Chief Financial Officer, President and Director. Brian Lukow began his professional career on Wall Street. He was a Senior Vice President of Lehman Brothers from 1984 to 1991 and a managing director of Ladenburg Thalmann from 1992 to 1994. Mr. Lukow was most recently the highly talented co-creator and co-producer of Huckapoo. Prior to that, Mr. Lukow was the co-creator and executive producer of Dream Street, a successful boy band, and a best-selling pop music acts in recent years, whose debut album reached number one on the Billboard Magazine Independent charts. The original girl group concept is his creation and is built upon his experience and success with Dream Street and Huckapoo. In addition to his production credits, Mr. Lukow is also an accomplished songwriter. Among Mr. Lukow’s writing credits is the song “Jennifer Goodbye” which was recorded by Dream Street on its first album; that album went on to sell nearly one million units. Mr. Lukow is a co-writer on five of the original Huckapoo recordings as well. Additionally, Mr. Lukow is the associate producer of the motion picture “The Biggest Fan”, starring Chris Trousdale, Cindy Williams, and Pat Morita. From 1994 to 1996, Mr. Lukow was President of Brirock Entertainment, a firm specializing in artist management.

Aimee Ventura O’Brien, 58, Secretary and Director. Aimee Ventura O’Brien has a diverse background in business, including experiences on Wall Street and in the world of architecture. On Wall Street, Ms. O’Brien traded complex equity derivatives for Credit Suisse and Fidelity Investment. She eventually decided to return to school to become an architect. Since graduating, Ms. O’Brien has worked for two large building envelope firms in New York, learning about the complex design of building skins. Ms. O’Brien holds a bachelor’s degree in mathematics and business from Skidmore College and a bachelor’s of architecture from NY Institute of Technology. Additionally, she has taken graduate courses at New York University. Ms. O’Brien has won awards from the American Institute of Architects, Henry Adams Certificate, Robert Jensen Memorial Award, and the Maria Bentel Memorial Thesis Travel Grant.

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

19

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information regarding executive compensation earned in or with respect to our fiscal year 2022 and 2021 by:

●	each person who served as our CEO; and

●	each person who served as our CFO; and

●	each person who served as our President.

Compensation Table for Executives

Name and Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Brian Lukow:	2022	$96,000	$—	$62	$—	$—	$—	$96,062
Chief Executive Officer, Chief Financial Officer,	2021	$96,000	$—	$238	$—	$—	$—	$96,238
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

Outstanding Equity Awards at 2022 Fiscal Year-End for Named Executive Officers

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

Compensation of Directors

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended September 30, 2022 and 2021:

Name	Years	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Brian Lukow	2022	—	4	—	—	—	—	4
	2021	—	23	—	—	—	—	23

Aimee Ventura O’Brien	2022	—	4	—	—	—	—	4
	2021	—	23	—	—	—	—	23

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of December 26, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,135,737,831 shares of our common stock issued and outstanding and 51 shares of our Series A Preferred Stock issued and outstanding as of December 26, 2022. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Five Percent Stockholders:

Brian Lukow (3)	Common Stock	6,032,386	0.0741%
	Preferred Stock	51	100%
Aimee Ventura O’Brien (4)	Common Stock	1,140,580	0.0140%
Directors and Officers as a Group		6,116,966	0.13453%

Crazy for the Boys, LLC (5)	Common Stock	5,201,500	0.0639%

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

2.	Based on 8,135,737,831 issued and outstanding shares of common stock as of December 26, 2022.
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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share. The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As September 30, 2022 and 2021, accrued salaries to Mr. Lukow amounted to $81,556 and $81,556, respectively, and was included in accounts payable and accrued liabilities – related party in the accompanying consolidated balance sheets.

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 for both periods for the year ended September 30, 2022 and 2021 which was included as rent expense under general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2022 and 2021, the Company had accrued rent balance of $28,000 and $27,500, respectively, reflected under ‘accounts payable and accrued liabilities - related party’ in the accompanying consolidated balance sheets.

In 2020, the CEO advanced to the Company $1,201 and an additional $5,316 in 2021, for a total of $6,517 for working capital purposes which is reflected as due to related parties. The advanced is non-interest bearing and are due on demand. As of September 30, 2022 and 2021, this advance had a balance of $6,517.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of September 30, 2022 and 2021, the Company has an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to our company for the years ended September 30, 2022 and 2021 for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A.:

	Years Ended September 30,
Fee Category	2022	2021
Audit Fees	$62,700	$56,300
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$62,700	$56,300

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the fiscal years ended September 30, 2022 and 2021.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2022 and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2022 and 2021 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

3.3	Articles of Amendment (1)

10.1	Asset Exchange Agreement with Crazy For the Boys, LLC dated October 26, 2015 (1)

10.2	Employment Agreement with Brian Lukow (1)

10.3	Board of Directors Agreement with Brian Lukow (1)

10.4	Board of Directors Agreement with Brian Gold (1)

10.5	Promissory Note with Auctus Fund I dated July 18, 2017 (2)

10.6	Promissory Note with GS Capital Partners, LLC dated October 31, 2018 (3)

10.7	Promissory Note with GS Capital Partners, LLC dated November 6, 2018 (3)

10.8	Promissory Note with Coolidge Capital, LLC dated November 20, 2018 (3)

10.9	Promissory Note with GS Capital Partners, LLC dated November 23, 2018 (3)

10.10	Promissory Note with Auctus Fund, LLC dated November 27, 2018 (3)

10.11	Promissory Note with GS Capital Partners, LLC dated December 13, 2018 (3)

10.12	Promissory Note with GS Capital Partners, LLC dated December 28, 2018 (3)

10.13	Promissory Note with GS Capital Partners LLC dated February 8, 2019 (4)

10.14	Promissory Note with GS Capital Partners LLC dated March 15, 2019 (4)

10.15	Promissory Note with GS Capital Partners LLC dated April 8, 2019 (4)

10.16	Promissory Note with GS Capital Partners, LLC dated May 22, 2019 (5)

10.17	Promissory Note with Odyssey Capital Funding LLC dated July 12, 2019 (5)

10.18	Promissory Note with GS Capital Partners, LLC dated July 24, 2019 (5)

10.19	Promissory Note with GS Capital Partner, LLC dated September 4, 2019 (6)

10.20	Promissory Note with Odyssey Capital Funding LLC dated September 4, 2019 (6)

10.21	Stock Purchase and Sale Agreement with Carmel Valley Productions Inc. (7)

10.22	Promissory Note with GS Capital Partners, LLC dated January 7, 2021 (7)

10.23	Promissory Note with GS Capital Partners, LLC dated February 3, 2021 (7)

10.24	Promissory Note with GS Capital Partners, LLC dated February 24, 2021 (7)

10.25	Promissory Note with GS Capital Partners, LLC dated April 1, 2021 (7)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

(1)	As filed with our Form 10 on January 3, 2017, as amended, and incorporated herein by reference.
(2)	As filed with our form 10-K filed on January 16, 2018, and incorporated herein by reference.
(3)	As filed with our Form 10-K filed on January 15, 2019.
(4)	As filed with our Form 10-Q filed on May 17, 2019.
(5)	As filed with our Form 10-Q filed on August 14, 2019.
(6) (7)	As filed with our Form 10-K filed on January 14, 2020. As field with our Form 10-Q filed on June 8, 2021.
*	Filed herewith
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: December 29, 2022	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Lukow	Chief Executive Officer, Chief Financial Officer, President and Director	December 29, 2022
Brian Lukow	(Principal Executive, Financial and Accounting Officer)

/s/ Aimee Ventura O’Brien	Director	December 29, 2022
Aimee Ventura O’Brien

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of:

All For One Media Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of All For One Media Corp. and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended September 30, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net income and cash used in operations of $1,835,497 and $496,569, respectively, for the year ended September 30, 2022. The net income was primarily the result of a gain from the extinguishment of debt and gain on debt modification.  Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $25,708,263, $15,725,345 and $15,587,845 as of September 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Liabilities

As described in Footnote 2 “Derivative Liabilities” and “Fair Value Measurements” and Footnote 5, “Convertible Notes Payable” to the consolidated financial statements, the Company recorded derivative activity during fiscal 2022 that resulted primarily in a net aggregate derivative expense of $719,842, gains on extinguishment of debt from settlement of derivative liabilities of $4,434,336 and derivative liabilities of $8,149,517 at September 30, 2022.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations. We agreed with management’s conclusions and determined that the derivatives treatments were fairly stated.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

December 29, 2022

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021

ASSETS

Current assets:
Cash	$98,612	$101,431
Prepaid expenses	6,863	21,191

Total current assets	105,475	122,622

TOTAL ASSETS	$105,475	$122,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$37,982	$61,246
Accounts payable and accrued liabilities - related party	234,556	234,056
Accrued interest	1,695,398	1,652,165
Convertible notes payable, net of unamortized debt discounts	2,628,177	3,958,802
Notes payable	2,257,673	430,000
Notes payable - related party	200,000	200,000
Loans payable	483,500	483,500
Due to related party	6,517	6,517
Derivative liabilities	8,149,517	11,587,761
Total current liabilities	15,693,320	18,614,047

Long-term liabilities:
Convertible note payable	137,500	-
Total liabilities	15,830,820	18,614,047

Commitments and contingencies (see Note 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A Preferred stock ($0.001 Par Value; 51 shares designated;
51 shares issued and outstanding at September 30, 2022 and 2021	-	-
Common stock, $0.001, 19,000,000,000 shares authorized:
8,035,665,831 and 4,189,226,425 shares issued and outstanding
as of September 30, 2022 and 2021, respectively	8,035,671	4,189,229
Additional paid-in capital	2,347,420	5,263,279
Accumulated deficit	(25,708,263)	(27,568,913)
Total All For One Media Corp. Stockholders' deficit	(15,325,172)	(18,116,405)

Non-controlling interest in subsidiaries	(400,173)	(375,020)

Total Stockholders' deficit	(15,725,345)	(18,491,425)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$105,475	$122,622

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2022	2021

Revenues	$8,993	$9,493

Operating expenses:
Compensation expense	96,062	96,238
Professional and consulting expense	196,268	110,992
License fees	-	160,003
General and administrative expense	241,535	251,712
Total operating expense	533,865	618,945

Loss from operations	(524,872)	(609,452)

Other income (expense):
Initial derivative expense	(135,670)	(1,907,509)
Loss on change in fair value of derivative liabilities	(584,172)	(2,743,541)
Gain from extinguishment of debt, net	3,935,629	3,838,696
Gain on debt modification	764,999	-
Loss on equity method investee	(7,500)	-
Interest expense	(1,612,917)	(1,693,664)

Total other income (expense), net	2,360,369	(2,506,018)

Net income (loss)	1,835,497	(3,115,470)

Loss attributable to non-controlling interest	25,153	5,294

Net income (loss) attributable to All For One Media Corp.	$1,860,650	$(3,110,176)

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,962,775,675	3,652,537,713
Diluted	57,924,366,887	3,652,537,713

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Series A		Common Stock
	$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2020	51	$-	2,292,574,092	$2,292,576	$4,942,567	$(24,458,737)	$(369,726)	$(17,593,320)

Issuance of common stock for services	-	-	288,000	288	(3)	-	-	285

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	1,896,364,333	1,896,365	320,715	-	-	2,217,080

Net loss for the period	-	-	-	-	-	(3,110,176)	(5,294)	(3,115,470)

Balance, September 30, 2021	51	-	4,189,226,425	4,189,229	5,263,279	(27,568,913)	(375,020)	(18,491,425)

Issuance of common stock for services	-	-	288,000	288	(226)	-	-	62

Issuance of common stock to consultants	-	-	233,333,336	233,334	(196,666)	-	-	36,668

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	3,612,818,070	3,612,814	(2,718,961)	-	-	893,853

Net income for the period	-	-	-	-	-	1,860,650	(25,153)	1,835,497

Balance, September 30, 2022	51	$-	8,035,665,831	$8,035,665	$2,347,426	$(25,708,263)	$(400,173)	$(15,725,345)

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,835,497	$(3,115,470)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts	914,603	721,789
Stock-based compensation	62	285
Stock-based professional fees from common stock issued to consultants	36,668	-
Gain on extinguishment of debt, net	(3,935,629)	(3,838,696)
Gain on debt modification	(764,999)	-
Initial derivative expense	135,670	1,907,509
Loss from change in fair value of derivative liabilities	584,172	2,743,541
Non-cash conversion fee	7,010	2,000
Non-cash default penalty interest	-	800
Loss of equity method investee	7,500	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	14,328	(13,191)
Accounts payable and accrued liabilities	(23,264)	(25,988)
Accounts payable and accrued liabilities - related party	500	46,000
Accrued interest	691,313	910,486
NET CASH USED IN OPERATING ACTIVITIES	(496,569)	(660,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to an equity method investee	(7,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	-	5,316
Proceeds from notes payable	225,000	-
Proceeds from loan payable	50,000	-
Proceeds from convertible notes payable, net of issuance cost	276,250	1,369,000
Repayments of convertible notes	-	(614,053)
Repayments of loan payable	(50,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	501,250	760,263

NET CHANGE IN CASH	(2,819)	99,328

CASH - beginning of year	101,431	2,103

CASH - end of year	$98,612	$101,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$48,452
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$276,250	$1,369,000
Issuance of common stock in connection with conversion of note payable and accrued interest	$388,136	$401,208
Reclassification of convertible notes payable to notes payable	$1,601,000	$-
Fair value of common stock issued for prepaid services initially recorded as deferred compensation	$20,000	$-

See accompanying notes to consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2022 and 2021, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2022 and 2021, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie was completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company had received several offers for the distribution of the film and the Company continues to review any offers.

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 4 and Note 9). Pursuant to the Operating Agreement, the Company has 50% interest in BME and was to contribute a total of $1,000,000 towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of September 30, 2022, of the total $200,000 only $7,500 of capital contribution had been paid which was recorded as a loss on equity method investment in the accompanying consolidated statement of operations since the project was abandoned (see Note 4).

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2022 and 2021, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $6,863 and $21,191 as of September 30, 2022 and 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash for consulting which are being amortized over the terms of their respective agreements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the recoverability of the equity method investment, fair value of common stock issued, the valuation of derivative liabilities, gains from extinguishment of debt, the valuation of stock-based compensation, and the valuation of deferred tax assets.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows on September 30, 2022 and 2021:

	September 30, 2022			September 30, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$8,149,517	$—	$—	$11,587,761

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended September 30,
	2022	2021
Balance at beginning of year	$11,587,761	$10,997,765
Initial valuation of derivative liabilities included in debt discount	276,250	1,369,000
Initial valuation of derivative liabilities included in derivative expense	135,670	1,907,509
Reclassification of derivative liabilities to gain on debt extinguishment	(4,434,336)	(5,430,054)
Change in fair value included in derivative expense	584,172	2,743,541
Balance at end of year	$8,149,517	$11,587,761

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

SEPTEMBER 30, 2022

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

The potentially dilutive common stock equivalents as of September 30, 2022 and 2021 were included in the dilutive income (loss) per share calculation. The following were the computation of diluted shares outstanding and in periods where the Company has a net income, all dilutive securities were included.

	September 30,
	2022	2021
Common Stock Equivalents:
Stock Warrants	1,600,000	1,600,000
Convertible Notes	51,961,591,212	22,115,183,123
Total	51,963,191,212	22,116,783,123

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Year Ended September 30,
	2022	2021
Income (loss) per common share - basic:
Net income (loss) attributable to All For One Media Corp.	$1,860,650	$(3,110,176)
Weighted average common shares outstanding - basic	5,962,775,675	3,652,537,713

Net income (loss) per common share - basic:	$0.00	$(0.00)

Income (Loss) per common share - diluted:
Net income (loss) attributable to All For One Media Corp.	$1,860,650	$(3,110,176)
Add: interest on debt	1,612,917	-
Add: initial derivative expense	135,670	-
Add: gain on extinguishment of debt, net	584,172	-
Less: gain from change in fair value of derivative liabilities	(3,935,629)	-
Less: gain debt modification	(764,999)	-
Numerator for loss from operations per common share - diluted	$(507,219)	$(3,110,176)

Weighted average common shares outstanding - basic	5,962,775,675	3,652,537,713
Effect of dilutive securities:
Convertible notes payable	51,961,591,212	-
Weighted average common shares outstanding - diluted	57,924,366,887	3,652,537,713

Net loss per common share - diluted	$(0.00)	$(0.00)

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2022, 2021, 2020 and 2019 tax years may still be subject to federal and state tax examination.

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of September 30, 2022 and 2021, the Company recorded a non-controlling interest balance of $(400,173) and $(375,020), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying consolidated balance sheet and loss attributable to non-controlling interest of $25,153 and $5,294 during the years ended September 30, 2022 and 2021, respectively, as reflected in the accompanying consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company recognized revenue of $8,993 and $9,493 during the years ended September 30, 2022 and 2021, respectively, from streaming music sales. The Company markets their master song recordings through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

SEPTEMBER 30, 2022

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net income (loss) of $1,835,497 and $(3,115,470) for the years ended September 30, 2022 and 2021, net cash used in operations of $496,569 and $660,935, respectively, for the years ended September 30, 2022 and 2021, respectively. The net income for the year ended September 30, 2022, was primarily a result of the non-cash gain from extinguishment of debt of $3,935,629, loss on change in fair value of derivative liabilities and initial derivative expense of $719,842, and non-cash gain on debt modification of $764,999. Additionally, the Company had an accumulated deficit of $25,708,263, working capital deficit of $15,587,845 and a stockholders’ deficit of $15,725,345 as of September 30, 2022. As of September 30, 2022, the Company had $2,847,637 of gross convertible notes and $2,472,500 of gross notes payable outstanding. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On February 2, 2022, the Company and RA Production, Inc (“RA Production”), a non-related entity, (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 1 and Note 9). Pursuant to the Operating Agreement, the Company has 50% interest in BME and was to contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of September 30, 2022, of the total $200,000 only $7,500 of capital contribution had been paid which was recorded as a loss on equity method investment in the accompanying consolidated statements of operations since the project was abandoned. During the year ended September 30, 2022, the Company recognized $7,500 of loss from its equity method investment reflected in the accompanying consolidated statement of operations.

Summary of equity investment activities:

September 30, 2022
Equity investment balance	$—
Capital contributions to Boss Music & Entertainment LLC	7,500
Less: loss on equity method investment - Boss Music & Entertainment LLC	(7,500)
Equity investment balance as of September 30, 2022	$—

NOTE 5 - CONVERTIBLE NOTES PAYABLE

As of September 30, 2022 and 2021, convertible notes payable - unrelated party consisted of the following:

	September 30, 2022	September 30, 2021
Principal amount	$2,847,637	$4,665,641
Less: unamortized debt discount	(81,960)	(706,839)
Convertible notes payable, net - current	$2,765,677	$3,958,802

As of September 30, 2021, the Company had defaulted on 22 of its convertible notes payable with aggregate outstanding principal amount of $3,239,876. During the year ended September 30, 2022, the Company defaulted on additional convertible notes. During the year ended September 30, 2022, the Company and a lender (“Parties”) entered into agreements to extend the maturity date of their convertible and non-convertibles notes dated between October 2018 and September 2021 to December 31, 2022 (“Amendment Agreements”). Pursuant to the Amendment Agreements, the Parties agreed to extend the maturity dated of all these convertible notes to December 31, 2022 and waived any penalty interest that would otherwise have occurred due to the failure to timely repay the convertible notes on or prior to the original maturity date (see Note 11). As of September 30, 2022, the Company had defaulted on 6 of its convertible notes payable with aggregate outstanding principal amount of $1,047,821. All other terms of the convertible notes not modified in the Amendment Agreements shall remain in full force and effect.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. During 2018, the Company issued an aggregate of 4,124,200 common stock to the note holder upon the conversion of $31,969 of principal amount, accrued interest of $23,818 and fees of $2,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default pursuant to the note terms and accrues interest at the default interest rate, and during the year ended September 30, 2020, $43,487 of default penalty was added to the principal balance. As of September 30, 2022 and 2021, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and this note accrues interest at the default interest rate. As of September 30, 2022 and 2021, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bore an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note defaulted for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrued interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal balance and accrued interest of $10,055. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). As of September 30, 2022 and 2021, the principal balance of this note was $0 and $5,875, respectively.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note was unsecured, bore an interest rate of 10% per annum (24% default rate) and matured on October 31, 2019. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrued interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 835,656,596 shares of common stock to the note holder upon the conversion of $148,220 of principal balance and accrued interest of $61,513. As of September 30, 2021, the note had principal balance of $126,780. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the year ended September 30, 2022, the Company issued an aggregate of 1,009,871,832 shares of common stock to the note holder upon the conversion of $101,780 of principal, accrued interest of $32,522 and conversion fee of $2,800. As of September 30, 2022, the note was fully converted and had no outstanding balance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On November 6, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $120,000. The note was unsecured, bore an interest rate of 10% per annum (24% default rate) and matured on November 6, 2019. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $2,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrued interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement extending to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the year ended September 30, 2022, the Company issued an aggregate of 918,587,164 shares of common stock to the note holder upon the conversion of $120,000 of principal balance, accrued interest of $37,918 and conversion fee of $2,100. As of September 30, 2021, the principal balance of this note was $132,000. As of September 30, 2022, the note was fully converted and had no outstanding balance.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the year ended September 30, 2022, the Company issued an aggregate of 197,141,500 shares of common stock to the note holder upon the conversion of $8,500 of principal balance, accrued interest of $2,978 and conversion fee of $350. As of September 30, 2022 and 2021, the principal balance of this note was $131,500 and $154,000, respectively.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. During the year ended September 30, 2021, the Company issued an aggregate of 493,005,626 common stock to the note holder upon the conversion of accrued interest of $33,142 and fees of $2,000. This note defaulted for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. As of September 30, 2022 and 2021, the principal balance of this note was $330,556.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the year ended September 30, 2022, the Company issued an aggregate of 878,344,665 shares of common stock to the note holder upon the conversion of $37,500 of principal balance, accrued interest of $13,451 and conversion fee of $1,750. As of September 30, 2022 and 2021, the principal balance of this note was $112,500 and $165,000, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $240,000 and $264,000, respectively.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $163,000 and $179,300, respectively.

On February 1, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for aggregate principal borrowings of up to $90,000. Additionally, on February 1, 2019, the Company issued another 10% Convertible Promissory Notes for principal borrowings of up to $90,000. The 10% convertible promissory notes and all accrued interest were due one year from the date of issuance. The note are unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 54% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid. The Company paid total original issue discount and related loan fees of $14,000 in connection with these notes payable which was amortized over the term of the notes. This note defaulted for non-payment and $9,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 319,673,835 shares of common stock to the note holder upon the conversion of principal amount of $90,000, and accrued interest of $30,837. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). As of September 30, 2022 and 2021, the principal balance of this note was $0 and $9,000, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $110,000 and $121,000, respectively.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $350,000 and $385,000, respectively.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. As of September 30, 2022 and 2021, the principal balance of this note was $137,500.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. During the year ended September 30, 2022, the Company issued an aggregate of 608,872,909 shares of common stock to the note holder upon the conversion of $22,100 of principal balance and accrued interest of $11,388. As of September 30, 2022 and 2021, the principal balance of this note was $217,000 and $239,100, respectively.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. Additionally, on October 9, 2019, the Company granted a 1,200,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of a convertible note. The warrant expires five-years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing (see Note 8) which was amortized over the term of the note. As of September 30, 2022 and 2021, the principal balance of this note was $51,000.

On May 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest was due on May 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,650 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Exchanges and no gain or loss was recognized. As of September 30, 2022 and 2021, the principal balance of this note was $67,650.

On June 21, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest was due on June 21, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,250 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2022 and 2021, the principal balance of this note was $83,250.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On July 12, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest was due on July 12, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,787 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2022 and 2021, the principal balance of this note was $45,787.

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest was due on July 27, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,828 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2022 and 2021, the principal balance of this note was $46,828.

On September 17, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $161,250 and received proceeds of $155,000, net of discount of $6,250. The 10% convertible promissory note and all accrued interest was due on September 17, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2022 and 2021, the principal balance of this note was $161,250.

On December 6, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 6, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2022, the principal balance of this note was $116,525.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On December 23, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 23, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2022, the principal balance of this note was $116,525.

On May 12, 2022, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $55,000 and received proceeds of $52,250, net of discount of $2,750. The 10% convertible promissory note and all accrued interest is due on May 12, 2023. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,750 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2022, the principal balance of this note was $55,000.

As of September 30, 2022 and 2021, accrued interest related to the convertible notes payable amounted to $1,192,824 and $1,587,435, respectively, which was included in accrued interest on the accompanying consolidated balance sheets.

Amendment of Convertible Notes

On October 18, 2021, several aforementioned convertible notes payable (“Notes”) held by one lender were amended whereby the lender extended the maturity dates to April 18, 2022 and waived the penalty interests, incurred on the respective original maturity dates of the Notes, which includes; (i) the 10% default penalty added to the principal balance of the Notes and; (ii) the difference between the interest accrued at the original interest rate and default interest rate. The amendment of the Notes resulted in; (i) a reduction of outstanding principal balances in total amount of $215,175 which was the total amount of default penalty added to the principal balance of the Notes upon the respective default dates and; (ii) a reduction of accrued interest in total amount of $549,824 which was the difference in accrued interest incurred at the original and default interest rate. Based on the result of the amendment of the Notes the Company accounted for it as a trouble debt restructuring in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors and recognized and gain on debt modification of $764,999 during the year ended September 30, 2022.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On April 5, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“April 2022 Note Amendment”) to amend six convertible notes dated: (i) April 8, 2019 with principal balance of $54,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (ii) May 22, 2019 with principal balance of $108,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (iii) May 24, 2019 with principal balance of $100,000, convertible at price equal to 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date, (iv) July 24, 2019 with principal balance of $145,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (v) September 4, 2019 with principal balance of $165,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date and (vi) January 14, 2020 with principal balance of $8,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date (collectively as “Amended Notes”) (see Note 6). The April 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $300,000 or more to repay the outstanding balance of the Amended Notes. The elimination of the Amended Notes’ conversion features resulted in a substantial change in the terms of the Amended Notes which was accounted for in accordance with ASC 470-50 - Debt Modifications and Extinguishment. The Company revalued the embedded conversion option derivative liabilities associated with the Amended Notes which amounted to $1,365,641, recorded as gain on debt extinguishment in the accompanying consolidated statement of operations. On April 5, 2022, in connection with the April 2022 Note Amendment, an aggregate principal balance of $580,000 was reclassified from convertible notes payable to notes payable.

On September 13, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“September 2022 Note Amendment”) to amend five convertible notes dated: (i) January 7, 2021 with principal balance of $328,200, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (ii) February 3, 2021 with principal balance of $248,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (iii) February 24, 2021 with principal balance of $218,800, convertible at price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (iv) April 1, 2021 with principal balance of $75,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date and (v) April 8, 2021 with principal balance of $151,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date (collectively as “September 2022 Amended Notes”) (see Note 6). The September 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $50,000 or more to repay the outstanding balance of the September 2022 Amended Notes. The elimination of the September 2022 Amended Notes’ conversion features resulted in a substantial change in the terms of the Amended Notes which was accounted for in accordance with ASC 470-50 - Debt Modifications and Extinguishment. The Company revalued the embedded conversion option derivative liabilities associated with the Amended Notes which amounted to $2,488,936, recorded as gain on debt extinguishment in the accompanying consolidated statement of operations. On September 13, 2022, in connection with the September 2022 Note Amendment, an aggregate principal balance of $1,021,000 was reclassified from convertible notes payable to notes payable.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additionally, as of September 30, 2022 and 2021, the Convertible Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 -Derivatives and Hedging - Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the year ended September 30, 2022, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $411,920 was recorded as derivative liabilities of which $276,250 was allocated as a debt discount and $135,670 as initial derivative expense. During the year ended September 30, 2021, in connection with the issuance of the Notes and Warrants, on the initial measurement date, the fair values of the embedded conversion option of $3,276,509 was recorded as derivative liabilities of which $1,369,000 was allocated as a debt discount and $1,907,509 as initial derivative expense.

At the end of the periods, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded a loss from the change in the derivative liabilities fair value of $584,172 and $2,743,541 for the years ended September 30, 2022 and 2021, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

During the years ended September 30, 2022 and 2021, the fair value of the derivative liabilities was estimated at issuance, upon revaluation, and on September 30, 2022 and 2021, using the Binomial Lattice valuation model with the following assumptions:

	2022	2021
Dividend rate	—%	—%
Term (in years)	0.01 to 1 year	0.01 to 1 year
Volatility	128%to567%	242%to304%
Risk-free interest rate	0.05%to3.8%	0.05%to1.61%

For the years ended September 30, 2022 and 2021, amortization of debt discounts related to the convertible notes amounted to $912,930 and $721,789, respectively, which was recorded as interest expense on the accompanying consolidated statements of operations. As of September 30, 2022 and 2021, the unamortized debt discounts were $81,960 and $706,839, respectively.

On September 30, 2022, future maturities of convertible notes payable are as follows:

Fiscal year ended September 30,	Amount
2023	$2,710,137
2024	137,500
Total principal amounts due	$2,847,637

NOTE 6 - NOTES AND LOANS PAYABLE

Notes Payable

On September 30, 2022 and 2021, notes payable consisted of the following:

	September 30, 2022	September 30, 2021
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	2,272,500	430,000
Less unamortized discount	(14,827)	—
Notes payable, net	$2,457,673	$630,000

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of September 30, 2022 and 2021, the principal balance of this note was $200,000 and is reflected as note payable - related party on the accompanying consolidated balance sheets. On September 30, 2022 and 2021, accrued interest payable on this note was $44,219 and $34,219, respectively, which is included in accounts payable and accrued liabilities - related party on the accompanying consolidated balance sheets.

Notes Payable - Unrelated Party

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000 (“June 2017 Note”). The 12% secured note and all accrued interest was due on August 15, 2017. The default interest rate was 22% after the maturity date. The Company received net proceeds of $350,000 and paid original issue discount and related loan fees of $50,000 in connection with the June 2017 Note which was amortized over the term of the loan. The June 2017 Note was used for the production of the Movie. The Company had granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to; (i) all bank accounts; (ii) all of the Company’s right under any contract; (iii) all accounts payable; (iv) all chattel paper, documents and instruments related to accounts; (v) all intellectual property; (vi) all inventory, furniture, fixtures, equipment and supplies and; (vii) all proceeds, products and accessions of, and to, any and all of the foregoing. In July 2017, the Company entered into an Agreement (the “Extension Agreement”), to extend the maturity date of the June 2017 Note to December 1, 2017, from August 15, 2017, and to release the guarantee as discussed below. Beginning on December 1, 2017 and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017, and the release of the guarantee, the Company shall pay; (i) $25,000 fee; (ii) 6% of adjusted gross revenue from the Movie as defined in the Extension Agreement and; (iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Extension Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest and was added to the principal amount of loan in fiscal year 2018. In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“July 2017 Note”) for a principal amount of $98,465. On December 12, 2017, the Company paid $25,000 towards the July 2017 Note. In January 2018, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“January 2018 Note”) for a principal amount of $11,250. The January 2018 Note bore 12% interest per annum and was considered due on demand as there was no set maturity.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the June 2017 Note, July 2017 Note and January 2018 Note with an aggregate principal of $509,715 and accrued interest of $258,250, for a total outstanding balance of $767,965. Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory which matured on September 16, 2021, and shall accrue default interest rate of 16% upon default notice from the lender, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019. To date, the Company has not received a default notice from the lender.

In connection with the Settlement Agreement, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes to former director of the Company for $125,000 and a third-party note holder for $125,000 (the collectively as “Notes”), for a total principal amount of $250,000 which were both due on July 16, 2021. The Notes bear an interest rate of 6% and 16% upon the event of default. The Notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes are guaranteed by the Company. In the event the Company sells the Movie, the Notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. These Notes defaulted at maturity for non-payment. However, the lenders have waived the default interest rate and these notes accrue interest at 6% per annum. The Company and Brian Lukow, CEO of the Company, have not transferred and assigned any of its rights, title and interest in the Movie equally to each holder of the Notes.

During the years ended September 30, 2022 and 2021, the Company recorded interest expense of $84,046 and $15,000, respectively, in connection with these notes payable. As of September 30, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $109,704. As of September 30, 2021, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $30,658. As of September 30, 2022, the Company had not made any payments towards these notes payable.

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $104,000 with aggregate original issue discount (“OID”) of $4,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. On March 15, 2022, the Company issued the first promissory note (“Note I”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note I is due March 15, 2023. The Company recorded a discount of $2,000 in connection with Note I which is being amortized over the term of the Note I. On July 28, 2022, the Company issued the second promissory note (“Note II”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note II is due July 28, 2023. The Company recorded a discount of $2,000 in connection with Note II which is being amortized over the term of the Note II. As of September 30, 2022, the principal balance of these note was $104,000.

On September 16, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $275,000 with aggregate original issue discount (“OID”) of $25,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. On September 16, 2022, the Company issued the first promissory note (“September 2022 Note I”), with principal amount of $137,500 and received $125,000 of net proceeds, net of $12,500 original issuance discount. The principal and all accrued interest of September 2022 Note I is due September 16, 2023. The Company recorded a discount of $12,500 in connection with September Note I which is being amortized over the term of the September 2022 Note I. As of September 30, 2022, the principal balance of this note was $137,500.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

April 2022 and September 2022 Note Payable Amendments (see Note 5)

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

On September 13, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“September 2022 Note Amendment”) to amend five convertible notes dated: (i) January 7, 2021 with principal balance of $328,200, (ii) February 3, 2021 with principal balance of $248,000, (iii) February 24, 2021 with principal balance of $218,800, (iv) April 1, 2021 with principal balance of $75,000, and (v) April 8, 2021 with principal balance of $151,000 (collectively as “September 2022 Amended Notes”) (see Note 5). The September 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $50,000 or more to repay the outstanding balance of the September 2022 Amended Notes.

Below are the details of the Amended Notes.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. During the first 90 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 5). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022, the principal balance of this note was $54,000.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020 and the note accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 5). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022, the principal balance of this note was $108,000.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment during the year ended September 30, 2020 and pursuant to the note started accruing interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 5). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022, the principal balance of this note was $100,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 5). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022, the principal balance of this note was $145,000.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 5). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022, the principal balance of this note was $165,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $800 of default penalty was added to the principal balance during the year ended September 30, 2021 and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 5). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022, the principal balance of this note was $8,000.

On January 7, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest was due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which was being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $328,200.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On February 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest was due on February 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which was being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $248,000.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest was due on February 24, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which was amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest was due on April 1, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which was amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $75,000.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022.he note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,000 in connection with this note payable which was amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. As of September 30, 2022 and 2021, the principal balance of this note was $151,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

For the years ended September 30, 2022 and 2021, amortization of debt discounts related to the notes payable amounted to $1,673 and $0, respectively, which was recorded as interest expense on the accompanying consolidated statements of operations. As of September 30, 2022 and 2021, the unamortized debt discounts were $14,827 and $0, respectively.

As of September 30, 2022 and 2021, accrued interest related to the notes payable amounted to $387,870 and $34,219, respectively, which was included in accrued interest on the accompanying consolidated balance sheets.

Loans Payable

On September 30, 2022 and 2021, loans payable consisted of the following:

	September 30, 2022	September 30, 2021
Loans principal amount	$483,500	$483,500

Loans payable	$483,500	$483,500

Between June and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds aggregating $450,000 from an unrelated party (see below) for the purpose of completing the production of the Movie. Such loans bear no interest and are considered due on demand as there was no set maturity. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of September 30, 2022 and 2021, loan payable amounted $475,000. As of September 30, 2022, no demand for payment has been made.

In April 2016, a former member of the Board of Directors advanced the Company $2,500 to cover the Company’s working capital which is reflected as loan payable and is due on demand. As of September 30, 2022 and 2021, the advance had an outstanding balance of $2,500.

On July 1, 2020, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. In 2020, the Company repaid $5,000 of the principal balance. As of September 30, 2022 and 2021, the note had a principal balance of $6,000.

On October 29, 2021, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $50,000 to cover the Company’s working capital. The note matured on December 13, 2021. During the year ended September 30, 2022, the Company repaid the outstanding balance of the note. As of September 30, 2022, the note had no outstanding balance.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of September 30, 2022 and 2021, accrued salaries to Mr. Lukow amounted to $81,556 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party on the accompanying consolidated balance sheets.

In December 2015, the Company executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 and $12,000 for the years ended September 30, 2022 and 2021, respectively, which was included as rent expense under general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2022 and 2021, the Company had accrued rent balance of $28,000 and $27,500, respectively, which is reflected as accounts payable and accrued liabilities - related party on the accompanying consolidated balance sheets.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of September 30, 2022 and 2021, the Company had an accrued balance of $125,000 included in accounts payable and accrued expenses - related party on the accompanying consolidated balance sheets, for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 6 and 9).

In 2020, the CEO advanced to the Company $1,201 and an additional $5,316 in 2021, for a total of $6,517 for working capital purposes which is reflected as due to related parties. The advanced is non-interest bearing and are due on demand. As of September 30, 2022 and 2021, this advance had a balance of $6,517.

NOTE 8 - STOCKHOLDERS’ DEFICIT

On November 1, 2021, the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized common stock from 4,200,000,000 to 19,000,000,000 shares.

Common Stock

Common Stock Issued for Services to Employee and Directors

•

During the year ended September 30, 2021, the Company issued an aggregate of 48,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0015 per common share or $46 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation expense of $46 during the year ended September 30, 2021.

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

•

During the year ended September 30, 2022, the Company issued an aggregate of 240,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0008 per common share or $54 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $54 during the year ended September 30, 2022.

•

During the year ended September 30, 2022, the Company issued an aggregate of 48,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0008 per common share or $8 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $8 during the year ended September 30, 2022.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Common Stock Issued Upon Conversion of Convertible Notes Payable

•

During the year ended September 30, 2021, the Company issued an aggregate of 1,896,364,333 shares of the Company’s common stock to various note holders upon the conversion of $265,293 of principal amount, $135,917 of accrued interest and $2,000 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from 0.0009 to $0.0027 per share or $2,217,080 based on the quoted trading price on the date of the conversions. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as a loss from extinguishment of debt which amounted to $(1,813,870) and derivative fair value of $5,430,054 was recorded as a gain from extinguishment, with the net gain from extinguishment of debt related to note conversions amounting to $3,616,184 during the year ended September 30, 2021.

•

During the year ended September 30, 2022, the Company issued an aggregate of 3,612,818,070 shares of the Company’s common stock to a note holder upon the conversion of $289,880 of principal amount, $98,256 of accrued interest and $7,010 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at the fair value ranging from $0.0001 to $0.0008 per share or $893,853 based on the quoted trading price on the date of the conversions. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as a loss from extinguishment of debt which amounted to $498,707, and upon conversion of convertible notes to common shares, on the conversion dates, the Company revalued the derivative liabilities and recorded a gain from extinguishment of debt of $579,759 related to the removal of derivative liabilities, for a net gain on extinguishment of debt of $81,052. In summary, the net gain on extinguishment of debt upon the conversion of debt to common shares of $81,052 plus the gain on extinguishment of debt of $3,854,577 upon conversion of certain convertible notes to non-convertible notes (see Note 5) aggregates to a net gain on extinguishment of debt of $3,935,629 which is reflected on the accompanying consolidated statement of operations for the year ended September 30, 2022.

 Common Stock Issued for Professional Services

•

During the year ended September 30, 2022, the Company issued an aggregate of 233,333,336 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022 (see Note 9) with aggregate grant date fair value of $36,668 or $0.0001 to $0.0002 per share, based on the quoted trading price of the Company’s common stock, which was recorded as deferred compensation and was amortized over the service term. During the year ended September 30, 2022, the Company recorded stock-based professional fees of $36,668 on the accompanying consolidated statement of operations.

As of September 30, 2022, the Company had 8,035,665,831 common stock outstanding of which 141,123,669 shares are unissued.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Stock Warrants

A summary of outstanding stock warrants as of September 30, 2022 and 2021, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on September 30, 2020	1,600,000	$0.061	3.65
Granted	—	—	—
Balance on September 30, 2021	1,600,000	$0.061	2.65
Granted	-
Balance on September 30, 2022	1,600,000	$0.061	1.65

Warrants exercisable on September 30, 2022	1,600,000	$0.061	1.65

Weighted average fair value of warrants granted during the period	-	$0.00

In April 2018, the Company entered into an amendment agreement with a certain note holder of convertible notes issued in July 2017 and September 2017, whereby the Company agreed to grant 5 year 400,000 warrants to purchase the Company’s common stock. The warrants have a term of 5 years from the date of grant and was exercisable at an exercise price of $0.20. The Company determined that the terms of the warrants granted discussed above include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company which cause the warrants to be accounted for as derivative liabilities.

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

The Company accounted for all outstanding warrants as a derivative liability since there were not enough authorized shares to cover all common stock equivalents (See Note 6 under Derivative Liabilities Pursuant to Convertible Notes and Warrants above).

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of September 30, 2022, no stock has been issued under this plan.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of September 30, 2022 and 2021, accrued salaries to Mr. Lukow amounted to $81,556 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying consolidated balance sheets (see Note 7).

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Operating Agreement

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 1 and Note 4). Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of September 30, 2022, of the total $200,000 only $7,500 of capital contribution has been paid which was recorded as a loss on equity method investment in the accompanying consolidated statement of operations since the project was abandoned and no additional contributions will be made to BME.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company paid $15,000 during the fiscal year ended September 30, 2017. As of September 30, 2022 and 2021, the Company has not issued the 100,000 shares, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected on the accompanying consolidated balance sheets.

On March 14, 2022, the Company entered into a consulting agreement with two consultants (collectively as “Parties”) with a twelve-month term which shall end in March 2023. Pursuant to the consulting agreement the Company shall issue an aggregate of 400,000,000 shares of common stock over the twelve-month of the agreement. The Company issued an aggregate of 100,000,004 shares of common stock to with an aggregate grant date fair value of $20,000, to the consultants upon the close of the agreement which was recorded as deferred compensation (see Note 8) which was fully amortized during the nine months ended June 30, 2022. In addition, pursuant to the consulting agreement, the Company shall issue an aggregate of 299,999,996 shares of common stock to the consultants, over a nine-month period commencing on June 1, 2022. During the six months ended September 30, 2022, the Company granted 133,333,332 shares of commons stock with grant date fair value of $16,668 in connection with this consulting agreement (see Note 8).

NOTE 10 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on September 30, 2022 and 2021 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended September 30, 2022 and 2021 were as follows:

	Years Ended September 30,
	2022	2021
Income tax provision (benefit) at U.S. statutory rate of 21%	$385,454	$(654,249)
Income tax provision (benefit) – State tax rate at 5%	91,775	(155,774)
Non-deductible expenses (gain)	(588,758)	1,397,013
Increase (decrease) in valuation allowance	111,529	(586,990)
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of September 30, 2022 and 2021 was as follows:

	As of September 30,
	2022	2021
Net operating loss carryforward	$870,830	$759,301
Valuation allowance	(870,830)	(759,301)
Net deferred tax asset	$-	$-

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The net operating loss carryforward was $3,349,346 on September 30, 2022. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended September 30, 2022 and 2021, because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $111,529 in fiscal year 2022. The potential tax benefit arising from the loss carryforward of approximately $1,909,458 accumulated through September 30, 2018, will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $1,439,888 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2021, 2020 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 - SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to September 30, 2022, the Company issued an aggregate of 72,000 shares of common stock to officers and directors as stock-based compensation with grant date fair value of $10, or between $0.0001 and $0.0002 per share, based on the quoted trading price of the Company’s common stock.

Subsequent to September 30, 2022, in connection with the March 14, 2022 consulting agreement (see Note 9), the Company granted 100,000,000 shares of commons stock with grant date fair value of $13,333, or between $0.0001 and $0.0002 per share, based on the quoted trading price of the Company’s common stock.

