Form 10-Q
period 2022-12-31
ALL FOR ONE MEDIA CORP.
filed 2023-02-21
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 17, 2023, there were 8,562,553,996 of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$15,382	$98,612
Prepaid expenses	6,531	6,863

Total current assets	21,913	105,475

TOTAL ASSETS	$21,913	$105,475

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$64,142	$37,982
Accounts payable and accrued liabilities - related party	234,556	234,556
Accrued interest	1,851,464	1,695,398
Convertible notes payable, net of unamortized debt discounts	2,675,134	2,628,177
Notes payable	2,260,235	2,257,673
Notes payable - related party	200,000	200,000
Loans payable	483,500	483,500
Due to related party	6,517	6,517
Derivative liabilities	7,016,885	8,149,517
Total current liabilities	14,792,433	15,693,320

Long-term liabilities:
Convertible note payable	137,500	137,500
Total liabilities	14,929,933	15,830,820

Commitments and contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Preferred stock ($0.001 Par Value; 51 shares designated; 51 shares issued and outstanding on December 31, 2022 and September 30, 2022	-	-
Common stock, $0.001, 19,000,000,000 shares authorized: 8,495,863,329 and 8,035,665,831 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	8,495,870	8,035,671
Additional paid-in capital	1,947,211	2,347,420
Accumulated deficit	(24,949,796)	(25,708,263)
Total All For One Media Corp. Stockholders' deficit	(14,506,715)	(15,325,172)

Non-controlling interest in subsidiaries	(401,305)	(400,173)

Total Stockholders' deficit	(14,908,020)	(15,725,345)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,913	$105,475

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021

Revenues	$2,402	$2,313

Operating expenses:
Compensation expense	24,006	24,040
Professional and consulting expense	65,261	79,220
General and administrative expense	37,863	92,384

Total operating expense	127,130	195,644

Loss from operations	(124,728)	(193,331)

Other income (expense):
Initial derivative expense	-	(123,743)
Gain on change in fair value of derivative liabilities	1,116,376	5,384,980
Loss from extinguishment of debt, net	(7,120)	(48,570)
Gain on debt modification	-	764,999
Interest expense	(227,193)	(442,037)

Total other income (expense), net	882,063	5,535,629

Net income	757,335	5,342,298

Loss attributable to non-controlling interest	1,132	1,119

Net income attributable to All For One Media Corp.	$758,467	$5,343,417

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$0.00	$0.00
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,265,965,907	4,391,606,717
Diluted	105,949,686,859	28,713,304,533

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021
(Unaudited)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2022	51	$-	8,035,665,831	$8,035,671	$2,347,420	$(25,708,263)	$(400,173)	$(15,725,345)

Issuance of common stock for services	-	-	100,071,999	100,072	(85,066)	-	-	15,006

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	360,125,499	360,127	(315,143)	-	-	44,984

Net income for the period	-	-	-	-	-	758,467	(1,132)	757,335

Balance, December 31, 2022	51	$-	8,495,863,329	$8,495,870	$1,947,211	$(24,949,796)	$(401,305)	$(14,908,020)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, September 30, 2021	51	$-	4,189,226,425	$4,189,229	$5,263,279	$(27,568,913)	$(375,020)	$(18,491,425)

Issuance of common stock for services	-	-	72,000	72	(23)	-	-	49

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	664,718,848	664,719	(306,349)	-	-	358,370

Net income for the period	-	-	-	-	-	5,343,417	(1,119)	5,342,298

Balance, December 31, 2021	51	$-	4,854,017,273	$4,854,020	$4,956,907	$(22,225,496)	$(376,139)	$(12,790,708)

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$757,335	$5,342,298
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discounts	64,519	273,310
Stock-based compensation	6	49
Stock-based professional fees from common stock issued to consultants	15,000	-
Loss on extinguishment of debt, net	7,120	48,570
Gain on debt modification	-	(764,999)
Initial derivative expense	-	123,743
Gain from change in fair value of derivative liabilities	(1,116,376)	(5,384,980)
Non-cash conversion fee	700	2,100
Changes in assets and liabilities:
Prepaid expenses and other current assets	332	(12,168)
Accounts payable and accrued liabilities	26,160	(6,877)
Accounts payable and accrued liabilities - related party	-	500
Accrued interest	161,974	166,626
NET CASH USED IN OPERATING ACTIVITIES	(83,230)	(211,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	-	50,000
Proceeds from loan payable	-	224,000
Repayments of loan payable	-	(50,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	224,000

NET CHANGE IN CASH	(83,230)	12,172

CASH - beginning of period	98,612	101,431

CASH - end of period	$15,382	$113,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$-	$224,000
Issuance of common stock in connection with conversion of note payable and accrued interest	$20,908	$159,010

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of December 31, 2022 and 2021, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

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

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 8). Pursuant to the Operating Agreement, the Company has 50% interest in BME and was to contribute a total of $1,000,000 towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of December 31, 2022, of the total $200,000 only $7,500 of capital contribution had been paid which was recorded as a loss on equity method investment during fiscal 2022. This project was abandoned and no additional contributions will be made to BME (see Note 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2022. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2022, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on December 29, 2022. The results of operations for the three months ended December 31, 2022, are not necessarily indicative of the results to be expected for the full year.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022 and September 30, 2022, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $6,531 and $6,863 as of December 31, 2022 and September 30, 2022, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash for consulting which are being amortized over the terms of their respective agreements.

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include but are not limited to the recoverability of the equity method investment, fair value of common stock issued, the valuation of derivative liabilities, gain (loss) from extinguishment of debt, the valuation of stock-based compensation, and the valuation of deferred tax assets.

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2022. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows on December 31, 2022 and September 30, 2022:

	December 31, 2022			September 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$7,016,885	$—	$—	$8,149,517

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Three Months Ended December 31,
	2022	2021
Balance at beginning of period	$8,149,517	$11,587,761
Initial valuation of derivative liabilities included in debt discount	-	224,000
Initial valuation of derivative liabilities included in derivative expense	-	123,743
Reclassification of derivative liabilities to gain on debt extinguishment	(16,256)	(148,690)
Change in fair value included in derivative expense	(1,116,376)	(5,384,980)
Balance at end of period	$7,016,885	$6,401,834

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

DECEMBER 31, 2022

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

The potentially dilutive common stock equivalents as of December 31, 2022 and 2021 were included in the dilutive income (loss) per share calculation. The following were the computation of diluted shares outstanding and in periods where the Company has a net income, all dilutive securities were included.

	December 31,
	2022	2021
Common Stock Equivalents:
Stock warrants	1,600,000	1,600,000
Convertible notes	97,683,720,952	24,321,697,816
Total	97,685,320,952	24,323,297,816

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended December 31,
	2022	2021
Income per common share - basic:
Net income attributable to All For One Media Corp.	$758,467	$5,343,417
Weighted average common shares outstanding - basic	8,265,965,907	4,391,606,717

Net income per common share - basic:	$0.00	$0.00

Income (Loss) per common share - diluted:
Net income (loss) attributable to All For One Media Corp.	$758,467	$5,343,417
Add: interest on debt	227,193	442,037
Add: initial derivative expense	-	123,743
Add: loss on extinguishment of debt, net	7,120	48,570
Less: gain from change in fair value of derivative liabilities	(1,116,376)	(5,384,980)
Less: gain debt modification	-	(764,999)
Numerator for loss from operations per common share - diluted	$(123,596)	$(192,212)

Weighted average common shares outstanding - basic	8,265,965,907	4,391,606,717
Effect of dilutive securities:
Convertible notes payable	97,683,720,952	24,321,697,816
Weighted average common shares outstanding - diluted	105,949,686,859	28,713,304,533

Net loss per common share - diluted	$(0.00)	$(0.00)

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of December 31, 2022 and September 30, 2022, the Company recorded a non-controlling interest balance of $(401,305) and $(400,173), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying unaudited consolidated balance sheets and loss attributable to non-controlling interest of $1,132 and $1,119 during the three months ended December 31, 2022 and 2021, respectively, as reflected in the accompanying unaudited consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Equity Method Investment

The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee but the investee does not qualify for consolidation, using the equity method in accordance with ASC Topic 323, Investments—Equity Method. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

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

The Company recognized revenue of $2,402 and $2,313 during the three months ended December 31, 2022 and 2021, respectively, from streaming music sales. The Company markets their master song recordings through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

DECEMBER 31, 2022

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had net income of $757,335 and $5,343,417 for the three months ended December 31, 2022 and 2021, net cash used in operations of $83,230 and $211,828, respectively, for the three months ended December 31, 2022 and 2021, respectively. The net income for the three months ended December 31, 2022, was primarily a result of the non-cash gain from change in fair value of derivative liabilities of $1,116,376. Additionally, the Company had an accumulated deficit of $24,949,796, working capital deficit of $14,770,520 and a stockholders’ deficit of $14,908,020 as of December 31, 2022. As of December 31, 2022, the Company had $2,832,637 of gross convertible notes and $2,472,500 of gross notes payable outstanding. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and September 30, 2022, convertible notes payable - unrelated party consisted of the following:

	December 31, 2022	September 30, 2022
Principal amount	$2,832,637	$2,847,637
Less: unamortized debt discount	(20,003)	(81,960)
Convertible notes payable, net	2,812,634	2,765,677
Less: current portion of convertible notes payable	(2,675,134)	(2,628,177)
Convertible notes payable – long-term portion	$137,500	$137,500

During the year ended September 30, 2022, the Company and a lender (“Parties”) entered into agreements to extend the maturity date of their convertible and non-convertibles notes dated between October 2018 and September 2021 to December 31, 2022 (“Amendment Agreements”). On December 31, 2022, the Parties entered into a Master Note Extension Agreement to further extend the maturity date of their convertible and non-convertibles notes dated between October 2018 and December 31, 2022 to March 31, 2023. Pursuant to the Amendment Agreements, the Parties agreed to extend the maturity dated of all these convertible notes to December 31, 2022 and waived any penalty interest that would otherwise have occurred due to the failure to timely repay the convertible notes on or prior to the original maturity date. In December 2022, the Parties extended the maturity date of these convertible and non-convertible date to March 31, 2023. All other terms of the convertible notes not modified in the Amendment Agreements shall remain in full force and effect.

As of December 31, 2022, the Company had defaulted on certain convertible notes payable with aggregate outstanding principal amount of $1,047,821.

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. During 2018, the Company issued an aggregate of 4,124,200 common stock to the note holder upon the conversion of $31,969 of principal amount, accrued interest of $23,818 and fees of $2,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default pursuant to the note terms and accrues interest at the default interest rate, and during the year ended September 30, 2020, $43,487 of default penalty was added to the principal balance. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and this note accrues interest at the default interest rate. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $190,248.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bore an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note defaulted for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrued interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal balance and accrued interest of $10,055. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). As of December 31, 2022 and September 30, 2022, the principal balance of this note was $0.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On November 23, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. During the year ended September 30, 2022, the Company issued an aggregate of 197,141,500 shares of common stock to the note holder upon the conversion of $8,500 of principal balance, accrued interest of $2,978 and conversion fee of $350. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $131,500.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. During the year ended September 30, 2021, the Company issued an aggregate of 493,005,626 common stock to the note holder upon the conversion of accrued interest of $33,142 and fees of $2,000. This note defaulted for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $330,556.

On December 13, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. During the year ended September 30, 2022, the Company issued an aggregate of 878,344,665 shares of common stock to the note holder upon the conversion of $37,500 of principal balance, accrued interest of $13,451 and conversion fee of $1,750. During the three months ended December 31, 2022, the Company issued an aggregate of 360,125,499 shares of common stock to the note holder upon the conversion of $15,000 of principal balance, accrued interest of $5,908 and conversion fee of $700. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $97,500 and $112,500, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On December 28, 2018, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $240,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $163,000.

On February 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $110,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On March 15, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $350,000.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $137,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $11,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. During the year ended September 30, 2022, the Company issued an aggregate of 608,872,909 shares of common stock to the note holder upon the conversion of $22,100 of principal balance and accrued interest of $11,388. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $217,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. Additionally, on October 9, 2019, the Company granted a 1,200,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of a convertible note. The warrant expires five-years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing (see Note 7) which was amortized over the term of the note. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $51,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On May 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest was due on May 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,650 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Exchanges and no gain or loss was recognized. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $67,650.

On June 21, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest was due on June 21, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,250 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $83,250.

On July 12, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest was due on July 12, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,787 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $45,787.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest was due on July 27, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $1,828 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $46,828.

On September 17, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $161,250 and received proceeds of $155,000, net of discount of $6,250. The 10% convertible promissory note and all accrued interest was due on September 17, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,250 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $161,250.

On December 6, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest was due on December 6, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. On December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to extend the Note’s maturity date to March 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $116,525.

On December 23, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 23, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. On December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to extend the Note’s maturity date to March 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $116,525.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On May 12, 2022, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $55,000 and received proceeds of $52,250, net of discount of $2,750. The 10% convertible promissory note and all accrued interest is due on May 12, 2023. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $2,750 in connection with this note payable which is being amortized over the term of the note. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $55,000.

As of December 31, 2022 and September 30, 2022, accrued interest related to the convertible notes payable amounted to $1,295,493 and $1,192,824, respectively, which was included in accrued interest on the accompanying unaudited consolidated balance sheets.

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

On April 5, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“April 2022 Note Amendment”) to amend six convertible notes dated: (i) April 8, 2019 with principal balance of $54,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (ii) May 22, 2019 with principal balance of $108,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (iii) May 24, 2019 with principal balance of $100,000, convertible at price equal to 61% of the average of the lowest 2 trading prices during the 10 prior trading days immediately preceding including the day of the conversion date, (iv) July 24, 2019 with principal balance of $145,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (v) September 4, 2019 with principal balance of $165,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date and (vi) January 14, 2020 with principal balance of $8,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date (collectively as “Amended Notes”). The April 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $300,000 or more to repay the outstanding balance of the Amended Notes. The elimination of the Amended Notes’ conversion features resulted in a substantial change in the terms of the Amended Notes which was accounted for in accordance with ASC 470-50 - Debt Modifications and Extinguishment. The Company revalued the embedded conversion option derivative liabilities associated with the Amended Notes which amounted to $1,365,641, recorded as gain on debt extinguishment in the accompanying consolidated statement of operations. On April 5, 2022, in connection with the April 2022 Note Amendment, an aggregate principal balance of $580,000 was reclassified from convertible notes payable to notes payable.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On September 13, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“September 2022 Note Amendment”) to amend five convertible notes dated: (i) January 7, 2021 with principal balance of $328,200, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (ii) February 3, 2021 with principal balance of $248,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (iii) February 24, 2021 with principal balance of $218,800, convertible at price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date, (iv) April 1, 2021 with principal balance of $75,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date and (v) April 8, 2021 with principal balance of $151,000, convertible at a price equal to 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date (collectively as “September 2022 Amended Notes”). The September 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $50,000 or more to repay the outstanding balance of the September 2022 Amended Notes. The elimination of the September 2022 Amended Notes’ conversion features resulted in a substantial change in the terms of the Amended Notes which was accounted for in accordance with ASC 470-50 - Debt Modifications and Extinguishment. The Company revalued the embedded conversion option derivative liabilities associated with the Amended Notes which amounted to $2,488,936, recorded as gain on debt extinguishment in the accompanying consolidated statement of operations. On September 13, 2022, in connection with the September 2022 Note Amendment, an aggregate principal balance of $1,021,000 was reclassified from convertible notes payable to notes payable.

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

At the end of the periods, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $1,116,376 and $5,384,980 for the three months ended December 31, 2022 and 2021, respectively.

During the three months ended December 31, 2022 and 2021, the fair value of the derivative liabilities was estimated at issuance, upon revaluation, and on December 31, 2022 and 2021, using the Binomial Lattice valuation model with the following assumptions:

	2023	2022
Dividend rate	—%	—%
Term (in years)	0.01 to 6 months	0.01 to 1 year
Volatility	0% to 264.7%	196% to 328%
Risk-free interest rate	4.12% to 4.76%	0.05% to 0.07%

For the three months ended December 31, 2022 and 2021, amortization of debt discounts related to the convertible notes amounted to $61,957 and $273,310, respectively, which was recorded as interest expense on the accompanying unaudited consolidated statements of operations. As of December 31,2022 and September 30, 2022, the unamortized debt discounts were $20,003 and $81,960, respectively.

On December 31, 2022, future maturities of convertible notes payable are as follows:

Fiscal year ended December 31,	Amount
2023	$2,695,137
2024	137,500
Total principal amounts due	$2,832,637

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

NOTE 5 - NOTES AND LOANS PAYABLE

Notes Payable

On December 31, 2022 and September 30, 2022, notes payable consisted of the following:

	December 31, 2022	September 30, 2022
Notes principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	2,272,500	2,272,500
Less unamortized discount	(12,265)	(14,827)
Notes payable, net	$2,460,235	$2,457,673

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $200,000 and is reflected as note payable - related party on the accompanying consolidated balance sheets. On December 31, 2022 and September 30, 2022, accrued interest payable on this note was $46,740 and $44,219, respectively, which is included in accounts payable and accrued liabilities - related party on the accompanying unaudited consolidated balance sheets.

Notes Payable - Unrelated Party

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000 (“June 2017 Note”). The 12% secured note and all accrued interest was due on August 15, 2017. The default interest rate was 22% after the maturity date. The Company received net proceeds of $350,000 and paid original issue discount and related loan fees of $50,000 in connection with the June 2017 Note which was amortized over the term of the loan. The June 2017 Note was used for the production of the Movie. The Company had granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to; (i) all bank accounts; (ii) all of the Company’s right under any contract; (iii) all accounts payable; (iv) all chattel paper, documents and instruments related to accounts; (v) all intellectual property; (vi) all inventory, furniture, fixtures, equipment and supplies and; (vii) all proceeds, products and accessions of, and to, any and all of the foregoing. In July 2017, the Company entered into an Agreement (the “Extension Agreement”), to extend the maturity date of the June 2017 Note to December 1, 2017, from August 15, 2017, and to release the guarantee as discussed below. Beginning on December 1, 2017 and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017, and the release of the guarantee, 25,000. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest and was added to the principal amount of loan in fiscal year 2018. In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“July 2017 Note”) for a principal amount of $98,465. On December 12, 2017, the Company paid $25,000 towards the July 2017 Note. In January 2018, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“January 2018 Note”) for a principal amount of $11,250. The January 2018 Note bore 12% interest per annum and was considered due on demand as there was no set maturity. On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the June 2017 Note, July 2017 Note and January 2018 Note with an aggregate principal of $509,715 and accrued interest of $258,250, for a total outstanding balance of $767,965. Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory which matured on September 16, 2021, and shall accrue default interest rate of 16% upon default notice from the lender, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019. To date, the Company has not received a default notice from the lender. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $180,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

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

During the three months ended December 31, 2022 and 2021, the Company recorded interest expense of $3,781 and $3,740, respectively, in connection with these notes payable. As of December 31, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $118,485. As of September 30, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $114,704. As of December 31, 2022, the Company had not made any payments towards these notes payable.

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $104,000 with aggregate original issue discount (“OID”) of $4,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. On March 15, 2022, the Company issued the first promissory note (“Note I”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note I is due March 15, 2023. The Company recorded a discount of $2,000 in connection with Note I which is being amortized over the term of the Note I. On July 28, 2022, the Company issued the second promissory note (“Note II”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note II is due July 28, 2023. The Company recorded a discount of $2,000 in connection with Note II which is being amortized over the term of the Note II. As of December 31, 2022 and September 30, 2022, the principal balance of these notes was $104,000.

On September 16, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $275,000 with aggregate original issue discount (“OID”) of $25,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. On September 16, 2022, the Company issued the first promissory note (“September 2022 Note I”), with principal amount of $137,500 and received $125,000 of net proceeds, net of $12,500 original issuance discount. The principal and all accrued interest of September 2022 Note I is due September 16, 2023. The Company recorded a discount of $12,500 in connection with September Note I which is being amortized over the term of the September 2022 Note I. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $137,500.

April 2022 and September 2022 Note Payable Amendments (see Note 4)

On April 5, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“April 2022 Note Amendment”) to amend six convertible notes dated: (i) April 8, 2019 with principal balance of $54,000, (ii) May 22, 2019 with principal balance of $108,000, (iii) May 24, 2019 with principal balance of $100,000, (iv) July 24, 2019 with principal balance of $145,000, (v) September 4, 2019 with principal balance of $165,000 and (vi) January 14, 2020 with principal balance of $8,000 (collectively as “Amended Notes”). The April 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $300,000 or more to repay the outstanding balance of the Amended Notes (see Note 4).

On September 13, 2022, the Company and a lender (collectively as “Parties”) entered into a Master Note Amendment (“September 2022 Note Amendment”) to amend five convertible notes dated: (i) January 7, 2021 with principal balance of $328,200, (ii) February 3, 2021 with principal balance of $248,000, (iii) February 24, 2021 with principal balance of $218,800, (iv) April 1, 2021 with principal balance of $75,000, and (v) April 8, 2021 with principal balance of $151,000 (collectively as “September 2022 Amended Notes”) (see Note 4). The September 2022 Note Amendment provides for (i) the removal the Amended Notes’ conversion features in its entirety and (ii) a payoff covenant whereby the Company agreed to use 25% of the net proceeds received in any capital raise equal to $50,000 or more to repay the outstanding balance of the September 2022 Amended Notes.

Below are the details of the Amended Notes.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. During the first 90 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of 4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $54,000.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020 and the note accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $108,000.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000.  The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment during the year ended September 30, 2020 and pursuant to the note started accruing interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $100,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $145,000.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $15,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $165,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $800 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $800 of default penalty was added to the principal balance during the year ended September 30, 2021 and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $8,000.

On January 7, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest was due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $13,200 in connection with this note payable which was being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $328,200.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On February 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest was due on February 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which was being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $248,000.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest was due on February 24, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $8,800 in connection with this note payable which was amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest was due on April 1, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $3,000 in connection with this note payable which was amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $75,000.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022.he note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $6,000 in connection with this note payable which was amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $151,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

For the three months ended December 31, 2022 and 2021, amortization of debt discounts related to the notes payable amounted to $2,562 and $0, respectively, which was recorded as interest expense on the accompanying unaudited consolidated statements of operations. As of December 31, 2022 and September 30, 2022, the unamortized debt discounts were $12,265 and $14,827, respectively.

As of December 31, 2022 and September 30, 2022, accrued interest related to the notes payable amounted to $437,486 and $387,870, respectively, which was included in accrued interest on the accompanying unaudited consolidated balance sheets.

Loans Payable

On December 31, 2022 and September 30, 2022, loans payable consisted of the following:

	December 31, 2022	September 30, 2022
Loans principal amount	$483,500	$483,500

Loans payable	$483,500	$483,500

Between June and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds aggregating $450,000 from an unrelated party (see below) for the purpose of completing the production of the Movie. Such loans bear no interest and are considered due on demand as there was no set maturity. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of December 31, 2022 and September 30, 2022, loan payable amounted $475,000. As of December 31, 2022, no demand for payment has been made.

In April 2016, a former member of the Board of Directors advanced the Company $2,500 to cover the Company’s working capital which is reflected as loan payable and is due on demand. As of December 31, 2022 and September 30, 2022 and, the advance had an outstanding balance of $2,500.

On July 1, 2020, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. In 2020, the Company repaid $5,000 of the principal balance. As of December 31, 2022 and September 30, 2022, the note had a principal balance of $6,000.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of December 31, 2022 and September 30, 2022, accrued salaries to Mr. Lukow amounted to $81,556 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party on the accompanying unaudited consolidated balance sheets.

In December 2015, the Company executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $3,000 and $3,000 for the three months ended December 31, 2022 and 2021, respectively, which was included as rent expense under general and administrative expense in the accompanying unaudited consolidated statements of operations. As of December 31, 2022 and September 30, 2022, the Company had accrued rent balance of $28,000 and $28,000, respectively, which is reflected as accounts payable and accrued liabilities - related party on the accompanying unaudited consolidated balance sheets.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of December 31, 2022 and September 30, 2022, the Company had an accrued balance of $125,000 included in accounts payable and accrued expenses - related party on the accompanying unaudited consolidated balance sheets, for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 5).

In 2020, the CEO advanced to the Company $1,201 and an additional $5,316 in 2021, for a total of $6,517 for working capital purposes which is reflected as due to related parties. The advanced is non-interest bearing and are due on demand. As of December 31, 2022 and September 30, 2022, this advance had a balance of $6,517.

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

•

During the three months ended December 31, 2022, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 8). The Company valued these common shares at the fair value of $0.0001 per common share or $6 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $6 during the three months ended December 31, 2022.

•

During the three months ended December 31, 2022, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at the fair value ranging from $0.0001 to $0.0002 per common share or $0 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $0 during the three months ended December 31, 2022.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Common Stock Issued Upon Conversion of Convertible Notes Payable

•

During the three months ended December 31, 2021, the Company issued an aggregate of 664,718,848 shares of the Company’s common stock to a note holder upon the conversion of $121,780 of principal amount, $37,230 of accrued interest and $2,100 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4). The Company valued these shares of common stock at the fair value ranging from $0.0004 to $0.0008 per share or $358,370 based on the quoted trading price on the dates of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(197,260) and derivative fair value of $148,690 was recorded as a gain from extinguishment with the net (loss) from extinguishment of debt, related to note conversions, amounting to $48,570 during the three months ended December 31, 2021.

•

During the three months ended December 31, 2022, the Company issued an aggregate of 360,125,499 shares of the Company’s common stock to a note holder upon the conversion of $15,000 of principal amount, $5,908 of accrued interest and $700 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4). The Company valued these shares of common stock at the fair value of $0.0001 to $0.00015 per share, or $44,984, based on the quoted trading price on the date of the conversions. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as a loss from extinguishment of debt which amounted to $23,376, and upon conversion of convertible notes to common shares, on the conversion dates, the Company revalued the derivative liabilities and recorded a gain from extinguishment of debt of $16,256 related to the removal of derivative liabilities, for a net loss on extinguishment of debt of $7,120. In summary, the net loss on extinguishment of debt upon the conversion of debt to common shares of $23,376 plus the gain on extinguishment of debt of $16,256 aggregates to a net loss on extinguishment of debt of $7,120 which is reflected on the accompanying unaudited consolidated statement of operations for the three months ended December 31, 2022.

 Common Stock Issued for Professional Services

•

During the three months ended December 31, 2022, the Company issued an aggregate of 99,999,999 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022 (see Note 8) with aggregate grant date fair value of $15,000 or $0.0001 to $0.0002 per share, based on the quoted trading price of the Company’s common stock. During the three months ended December 31, 2022, the Company recorded stock-based professional fees of $15,000 on the accompanying unaudited consolidated statement of operations.

As of December 31, 2022, the Company had 8,495,863,329 common stock outstanding of which 241,195,668 shares are unissued.

Stock Warrants

A summary of outstanding stock warrants as of September 30, 2022 and 2021, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on September 30, 2022	1,600,000	$0.061	1.65
Granted	—	—	—
Balance on December 31, 2022	1,600,000	$0.061	1.40

Warrants exercisable on December 31, 2022	1,600,000	$0.061	1.40

Weighted average fair value of warrants granted during the period	-	$0.00

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

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

The Company accounted for all outstanding warrants as a derivative liability since there were not enough authorized shares to cover all common stock equivalents (See Note 4 under Derivative Liabilities Pursuant to Convertible Notes and Warrants above).

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of December 31, 2022, no stock has been issued under this plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month. The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of December 31, 2022 and September 30, 2022, accrued salaries to Mr. Lukow amounted to $81,556 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying unaudited consolidated balance sheets (see Note 6).

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

Operating Agreement

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company. Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of December 31, 2022, of the total $200,000 only $7,500 of capital contribution had been paid which was recorded as a loss on equity method investment during fiscal 2022. This project was abandoned and no additional contributions will be made to BME.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company paid $15,000 during the fiscal year ended September 30, 2017. As of December 31, 2022 and September 30, 2022, the Company has not issued the 100,000 shares, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected on the accompanying unaudited consolidated balance sheets.

On March 14, 2022, the Company entered into a consulting agreement with two consultants (collectively as “Parties”) with a twelve-month term which shall end in March 2023. Pursuant to the consulting agreement the Company shall issue an aggregate of 400,000,000 shares of common stock over the twelve-month of the agreement. The Company issued an aggregate of 100,000,004 shares of common stock to with an aggregate grant date fair value of $20,000, to the consultants upon the close of the agreement which was recorded as deferred compensation (see Note 8) which was fully amortized during the nine months ended June 30, 2022. In addition, pursuant to the consulting agreement, the Company shall issue an aggregate of 299,999,996 shares of common stock to the consultants, over a nine-month period commencing on June 1, 2022. During the six months ended September 30, 2022, the Company granted 133,333,332 shares of commons stock with grant date fair value of $16,668 in connection with this consulting agreement. During the three months ended December 31, 2022, the Company granted 99,999,999 shares of commons stock with grant date fair value of $15,000 in connection with this consulting agreement.

NOTE 9 - SUBSEQUENT EVENTS

Issuance of Common Stock

On January 31, 2023, the Company issued an aggregate of 24,000 shares of common stock to officers and directors as stock-based compensation with grant date fair value of $2, or $0.0001 per share, based on the quoted trading price of the Company’s common stock.

On January 1, 2023 and February 1, 2023, in connection with the March 14, 2022 consulting agreement (see Note 8), the Company granted an aggregate of 66,666,667 shares of commons stock with grant date fair value of $6,667, or $0.0001 per share, based on the quoted trading price of the Company’s common stock.

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

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free Youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of December 31, 2022, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2022, and 2021:

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended December 31, 2022 and 2021, we generated minimal revenues of $2,402 and $2,313, respectively, from streaming music sales.

Operating Expenses

For the three months ended December 31, 2022, and 2021, operating expenses consisted of the following:

	For the Three Months Ended December 31,
	2022	2021
Compensation expense	$24,006	$24,040
Professional and consulting expense	65,261	79,220
General and administrative expense	37,863	92,384
Total	$127,130	$195,644

Compensation expense:

•

For the three months ended December 31, 2022, compensation expense decreased by $34, or less than 1%, as compared to the three months ended December 31, 2021. The decrease was primarily attributable to a decrease in stock-based compensation.

Professional and consulting expense:

•

For the three months ended December 31, 2022, professional and consulting expense decreased by $13,959, or 17.6%, as compared to the three months ended December 31, 2021. The decrease was primarily attributable to a decrease in investors relations of $26,302, a decrease in consulting fees of $22,434, and a decrease in legal fees of $2,913, offset by an increase in stock-based consulting fees of $15,000, and an increase in accounting fees of $22,690.

General and administrative expense:

•

For the three months ended December 31, 2022, general and administrative expense decreased by $54,521, or 59.0%, as compared to the three months ended December 31, 2021. The decrease was primarily attributable to a decrease in marketing expense of $55,137.

Other Income (Expenses), net

•

For the three months ended December 31, 2022, we had total other income, net of $882,063 as compared to total other income, net of $5,535,629 for the three months ended December 31, 2021, a decrease of $4,653,566, or 84.1%. This decrease was primarily due to a decrease in gain on change in fair value of derivative liabilities of $4,268,604 and a decrease in gain on debt modification of $764,999, offset by a decrease in initial derivative expense of $123,743, a decrease in loss on extinguishment of debt of $41.450, and a decrease in interest expense of $214,844.

Net Income

•

For the three months ended December 31, 2022, net income amounted to $757,335 as compared to net income of $5,342,298 for the three months ended December 31, 2021, a decrease of $4,584,963, or 85.8% resulting from changes discussed above. For the three months ended December 31, 2022, net income attributable to All For One Media Corp. amounted to $758,467, or $0.00 per share (basic and diluted), compared to net income attributable to All For One Media Corp. of $5,343,417 or $0.00 per share (basic and diluted) for the three months ended December 31, 2021, a decrease of $4,584,950, or 85.1% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $14,770,520 and cash of $15,382 as of December 31, 2022, and a working capital deficit of $15,587,845 and cash of $98,612 as of September 30, 2022.

	December 31, 2022	September 30, 2022	Change	Percentage Change
Working capital deficit:
Total current assets	$21,913	$105,475	$(83,562)	(79.2)%
Total current liabilities	(14,792,433)	(15,693,320)	900,887	5.7%
Working capital deficit:	$(14,770,520)	$(15,587,845)	$817,325	5.2%

The decrease in working capital deficit was primarily attributable to a decrease in current assets of $83,562 and a decrease in current liabilities of $900,887 primarily attributable to a decrease in derivative liabilities.

As of December 31, 2022, we had $2,832,637 of gross convertible notes and $2,472,500 of gross notes payable outstanding. As of December 31, 2022, we had defaulted on 6 of these convertible notes payable with aggregate outstanding principal amount of $1,047,821.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(83,230)	$(211,828)
Net cash provided by financing activities	-	224,000
Net change in cash	$(83,230)	$12,172

Net Cash Used in Operating Activities

Net cash used in operating activities was $83,230 for the three months ended December 31, 2022, as compared to $211,828 for the three months ended December 31, 2021, a decrease of $128,598, or 60.7%.

•

Net cash used in operating activities for the three months ended December 31, 2022 primarily reflected our net income of $757,335 adjusted for the add-back on non-cash items such as amortization of debt discounts of $64,519, stock-based compensation expense of $6, stock-based professional fees of $15,000, loss from extinguishment of debt of $7,120,  gain on change in fair value of derivative liabilities of $1,116,376, and non-cash interest expense of $700, and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $332, increase in accounts payable and accrued liabilities of $26,160, and an increase in accrued interest of $161,974.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the three months ended December 31, 2022, as compared to $224,000 for the three months ended December 31, 2021, a decrease of $224,000, or 100.0%.

•

Net cash provided by financing activities for three months ended December 31, 2021, consisted of net proceeds from convertible notes payable of $224,000 and proceeds from note payable of $50,000 offset by payments of note payable of $50,000.

Cash Requirements

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We require additional financing to fund our current operations for fiscal 2023. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Going Concern

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had net income loss of $757,335 and $5,343,417 for the three months ended December 31, 2022 and 2021, net cash used in operations of $83,230 and $211,828, respectively, for the three months ended December 31, 2022 and 2021, respectively. The net income for the three months ended December 31, 2022, was primarily a result of the non-cash gain from change in fair value of derivative liabilities of $1,116,376. Additionally, the Company had an accumulated deficit of $24,949,796, working capital deficit of $14,770,520 and a stockholders’ deficit of $14,908,020 as of December 31, 2022. As of December 31, 2022, the Company had $2,832,637 of gross convertible notes and $2,472,500 of gross notes payable outstanding. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

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

The carrying amounts reported in the unaudited consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

1.

During the three months ended December 31, 2022, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement. The Company valued these common shares at the fair value of $0.0001 per common share or $6 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $6 during the three months ended December 31, 2022. Additionally, during the three months ended December 31, 2022, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements. The Company valued these common shares at the fair value ranging from $0.0001 to $0.0002 per common share or $0 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $0 during the three months ended December 31, 2022.The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

2.

During the three months ended December 31, 2022, the Company issued an aggregate of 360,125,499 shares of the Company’s common stock to a note holder upon the conversion of $15,000 of principal amount, $5,908 of accrued interest and $700 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives. The Company valued these shares of common stock at the fair value of $0.0001 per share or $36,014 based on the quoted trading price on the date of the conversions.

3.

During the three months ended December 31, 2022, the Company issued an aggregate of 99,999,999 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022 with aggregate grant date fair value of $13,333 or $0.0001 to $0.0002 per share, based on the quoted trading price of the Company’s common stock. During the three months ended December 31, 2022, the Company recorded stock-based professional fees of $15,000 on the accompanying unaudited consolidated statement of operations

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in Default on the Convertible Notes Below:

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $190,248.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 493,005,626 shares of common stock to the note holder upon the conversion of accrued interest of $33,142 and conversion fee of $2,000. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $330,556.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $137,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 5, 2020. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. During the nine months ended June 30, 2022, the Company issued an aggregate of 608,872,909 shares of common stock to the note holder upon the conversion of $22,100 of principal balance and accrued interest of $11,388. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $217,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of December 31, 2022 and September 30, 2022, the principal balance of this note was $51,000.

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

As of December 31, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $118,485. As of September 30, 2022, these notes payable had an aggregate principal $430,000 and aggregate accrued interest of $114.704.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL FOR ONE MEDIA CORP.

Date: February 21, 2023	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

