Form 10-Q
period 2023-03-31
ALL FOR ONE MEDIA CORP.
filed 2023-06-08
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of June 7, 2023, there were 8,880,603,161 of the registrant’s common stock issued and outstanding.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$6,014	$98,612
Prepaid expenses	31,199	6,863

Total current assets	37,213	105,475

TOTAL ASSETS	$37,213	$105,475

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$92,148	$37,982
Accounts payable and accrued liabilities - related party	247,356	234,556
Accrued interest	2,004,670	1,695,398
Convertible notes payable, net of unamortized debt discounts	2,814,634	2,765,677
Notes payable, current portion, net of unamortized debt discounts	2,160,241	2,120,173
Notes payable - related party	200,000	200,000
Loans payable	483,500	483,500
Due to related party	6,517	6,517
Derivative liabilities	7,899,165	8,149,517
Total current liabilities	15,908,231	15,693,320

Long-term liabilities:
Note payable	137,500	137,500
Total liabilities	16,045,731	15,830,820

Commitments and contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series A Preferred stock ($0.001 Par Value; 51 shares designated; 51 shares issued and outstanding on March 31, 2023 and September 30, 2022)	-	-
Common stock, $0.001, 19,000,000,000 shares authorized: 8,880,603,161 and 8,035,665,831 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	8,880,608	8,035,671
Additional paid-in capital	1,585,043	2,347,420
Accumulated deficit	(26,071,733)	(25,708,263)
Total All For One Media Corp. Stockholders' deficit	(15,606,082)	(15,325,172)

Non-controlling interest in subsidiaries	(402,436)	(400,173)

Total Stockholders' deficit	(16,008,518)	(15,725,345)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,213	$105,475

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues	$2,047	$1,170	$4,449	$3,483

Operating expenses:
Compensation expense	24,005	24,004	48,011	48,044
Professional and consulting expense	32,622	48,938	97,883	128,158
General and administrative expense	14,267	80,882	52,130	173,266

Total operating expense	70,894	153,824	198,024	349,468

Loss from operations	(68,847)	(152,654)	(193,575)	(345,985)

Other income (expense):
Initial derivative expense	-	-	-	(123,743)
Gain (loss) on change in fair value of derivative liabilities	(882,714)	(2,756,786)	233,662	2,628,194
Gain (loss) from extinguishment of debt, net	3,281	(35,252)	(3,839)	(83,822)
Gain on debt modification	-	-	-	764,999
Interest expense	(174,788)	(562,353)	(401,981)	(1,004,390)

Total other income (expense), net	(1,054,221)	(3,354,391)	(172,158)	2,181,238

Net (loss) income	(1,123,068)	(3,507,045)	(365,733)	1,835,253

Loss attributable to non-controlling interest	1,131	9,860	2,263	10,979

Net (loss) income attributable to All For One Media Corp.	$(1,121,937)	$(3,497,185)	$(363,470)	$1,846,232

NET (LOSS) INCOME PER COMMON SHARE OUTSTANDING:
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,631,028,354	5,278,286,069	8,447,488,671	4,840,797,968
Diluted	8,631,028,354	5,278,286,069	8,447,488,671	66,340,012,340

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, September 30, 2022	51	$-	8,035,665,831	$8,035,671	$2,347,420	$(25,708,263)	$(400,173)	$(15,725,345)

Issuance of common stock for services	-	-	100,071,999	100,072	(85,066)	-	-	15,006

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	360,125,499	360,127	(315,143)	-	-	44,984

Net income for the period	-	-	-	-	-	758,467	(1,132)	757,335

Balance, December 31, 2022	51	-	8,495,863,329	8,495,870	1,947,211	(24,949,796)	(401,305)	(14,908,020)

Issuance of common stock for services	-	-	100,071,999	100,071	(91,734)	-	-	8,337

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	284,667,833	284,667	(270,434)	-	-	14,233

Net loss for the period	-	-	-	-	-	(1,121,937)	(1,131)	(1,123,068)

Balance, March 31, 2023	51	$-	8,880,603,161	$8,880,608	$1,585,043	$(26,071,733)	$(402,436)	$(16,008,518)

	Preferred Stock
	Series A		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, September 30, 2021	51	$-	4,189,226,425	$4,189,229	$5,263,279	$(27,568,913)	$(375,020)	$(18,491,425)

Issuance of common stock for services	-	-	72,000	72	(23)	-	-	49

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	664,718,848	664,719	(306,349)	-	-	358,370

Net income for the period	-	-	-	-	-	5,343,417	(1,119)	5,342,298

Balance, December 31, 2021	51	-	4,854,017,273	4,854,020	4,956,907	(22,225,496)	(376,139)	(12,790,708)

Issuance of common stock for services	-	-	72,000	72	(68)	-	-	4

Issuance of common stock for prepaid services	-	-	100,000,004	100,000	(93,334)	-	-	6,666

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	880,851,058	880,851	(644,919)	-	-	235,932

Net loss for the period	-	-	-	-	-	(3,497,185)	(9,860)	(3,507,045)

Balance, March 31, 2022	51	$-	5,834,940,335	$5,834,943	$4,218,586	$(25,722,681)	$(385,999)	$(16,055,151)

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(365,733)	$1,835,253
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt discounts	80,775	644,182
Stock-based compensation	10	53
Stock-based professional fees from common stock issued to consultants	23,333	6,666
Loss on extinguishment of debt, net	3,839	83,822
Gain on debt modification	-	(764,999)
Initial derivative expense	-	123,743
Gain from change in fair value of derivative liabilities	(233,662)	(2,628,194)
Non-cash conversion fee	1,050	4,200
Changes in assets and liabilities:
Prepaid expenses and other current assets	664	664
Accounts payable and accrued liabilities	54,166	(8,187)
Accounts payable and accrued liabilities - related party	12,800	500
Accrued interest	320,160	356,007
NET CASH USED IN OPERATING ACTIVITIES	(102,598)	(346,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	-	50,000
Proceeds from loan payable	10,000	50,000
Proceeds from convertible notes payable, net of issuance cost	-	224,000
Repayments of loan payable	-	(50,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	274,000

NET DECREASE IN CASH	(92,598)	(72,290)

CASH - beginning of period	98,612	101,431

CASH - end of period	$6,014	$29,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$-	$224,000
Issuance of common stock in connection with conversion of note payable and accrued interest	$37,638	$271,860
Fair value of common stock issued for prepaid services initially recorded as deferred compensation	$-	$20,000
Increase in prepaid expenses and other current assets and notes payable	$25,000	$-

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of March 31, 2023 and 2022, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

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

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 8). Pursuant to the Operating Agreement, the Company has 50% interest in BME and was to contribute a total of $1,000,000 towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of March 31, 2023, of the total $200,000 only $7,500 of capital contribution had been paid which was recorded as a loss on equity method investment during fiscal 2022. This project was abandoned and no additional contributions will be made to BME (see Note 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes consolidated interim financial statements and present the consolidated interim financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2023. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2022, and footnotes thereto included in the Company’s Report on Form 10-K filed with the SEC on December 29, 2022. The results of operations for the six months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2023 and September 30, 2022, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $31,199 and $6,863 as of March 31, 2023 and September 30, 2022, respectively, consist primarily of costs paid for future services which will occur within a year and an advance for possible plan of merger (See Note 9 and 10). Prepaid expenses typically include prepayments in cash for consulting which are being amortized over the terms of their respective agreements.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2023. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows on March 31, 2023 and September 30, 2022:

	March 31, 2023			September 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$7,899,165	$—	$—	$8,149,517

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Six Months Ended March 31,
	2023	2022
Balance at beginning of period	$8,149,517	$11,587,761
Initial valuation of derivative liabilities included in debt discount	-	224,000
Initial valuation of derivative liabilities included in derivative expense	-	123,743
Reclassification of derivative liabilities to gain on debt extinguishment	(16,690)	(234,420)
Change in fair value included in derivative expense	(233,662)	(2,628,194)
Balance at end of period	$7,899,165	$9,072,890

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

MARCH 31, 2023

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

Basic and Diluted Net (Loss) Income Per Share

Pursuant to ASC 260-10-45, basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the periods presented. Diluted (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and stock warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

The potentially dilutive common stock equivalents as of March 31, 2023 and 2022 were included in the dilutive income (loss) per share calculation. The following is the computation of diluted shares outstanding and in periods where the Company has a net income, all dilutive securities were included.

	March 31,
	2023	2022
Common Stock Equivalents:
Stock warrants	1,600,000	1,600,000
Convertible notes	97,522,249,091	61,499,214,372
Total	97,523,849,091	61,500,814,372

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Six Months Ended March 31,
	2023	2022
Net (loss) income per common share - basic:
Net (loss) income attributable to All For One Media Corp.	$(363,470)	$1,846,232
Weighted average common shares outstanding - basic	8,447,488,671	4,840,797,968

Net (loss) income per common share - basic:	$(0.00)	$0.00

Net (loss) income per common share - diluted:
Net (loss) income attributable to All For One Media Corp.	$(363,470)	$1,846,232
Add: interest on debt	-	1,004,390
Add: initial derivative expense	-	123,743
Add: loss on extinguishment of debt, net	-	83,822
Less: gain from change in fair value of derivative liabilities	-	(2,628,194)
Less: gain debt modification	-	(764,999)
Numerator for loss from operations per common share - diluted	$(363,470)	$(335,006)

Weighted average common shares outstanding - basic	8,447,488,671	4,840,797,968
Effect of dilutive securities:
Convertible notes payable	-	61,499,214,372
Weighted average common shares outstanding - diluted	8,447,488,671	66,340,012,340

Net loss per common share - diluted	$(0.00)	$(0.00)

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expenses based on the fair value of the award at the reporting date. The awards to consultants and other third parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of March 31, 2023 and September 30, 2022, the Company recorded a non-controlling interest balance of $(402,436) and $(400,173), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying unaudited consolidated balance sheets and loss attributable to non-controlling interest of $2,263 and $10,979 during the six months ended March 31, 2023 and 2022, respectively, as reflected in the accompanying unaudited consolidated statements of operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company recognized revenue of $4,449 and $3,483 during the six months ended March 31, 2023 and 2022, respectively, from streaming music sales. The Company markets their master song recordings through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform to the current period presentation. Such reclassification had no impact on the Company’ previously reported consolidated financial position or results of operations. Specifically, on the September 30, 2022 consolidated balance sheet, a certain current note payable amounting to $137,500 was reclassified to current convertible notes payable.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 during the six months ended March 31, 2022 and it did not have a material effect on the consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2021-04 during the six months ended March 31, 2022 and it did not have a material effect on the consolidated financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the six months ended March 31, 2023 and 2022, the Company had net (loss) income of $(365,733) and $1,835,253, and net cash used in operations of $102,598 and $346,290, respectively. The net income for the six months ended March 31, 2022 was primarily a result of the non-cash net gain from derivative liabilities of $2,504,451. Additionally, the Company had an accumulated deficit of $26,071,733, a working capital deficit of $15,871,018 and a stockholders’ deficit of $16,008,518 as of March 31, 2023. As of March 31, 2023, the Company had $2,820,887 of gross convertible notes and $2,509,019 of gross notes payable outstanding. Additionally, as of March 31, 2023, the Company had defaulted on certain convertible notes payable with aggregate outstanding principal amount of $1,047,821. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

As of March 31, 2023 and September 30, 2022, convertible notes payable - unrelated party consisted of the following:

	March 31, 2023	September 30, 2022
Principal amount	$2,820,887	$2,847,637
Less: unamortized debt discount	(6,253)	(81,960)
Convertible notes payable, net	2,814,634	2,765,677
Less: current portion of convertible notes payable	(2,814,634)	(2,765,677)
Convertible notes payable – long-term portion	$-	$-

During the year ended September 30, 2022, the Company and a lender (“Parties”) entered into agreements to extend the maturity date of their convertible and non-convertibles notes dated between October 2018 and September 2021 to December 31, 2022 (“Amendment Agreements”). On December 31, 2022, the Parties entered into a Master Note Extension Agreement to further extend the maturity date of their convertible and non-convertibles notes dated between October 2018 and December 31, 2022 to March 31, 2023. Pursuant to the Amendment Agreements, the Parties agreed to extend the maturity dated of all these convertible notes to December 31, 2022 and waived any penalty interest that would otherwise have occurred due to the failure to timely repay the convertible notes on or prior to the original maturity date. In December 2022, the Parties extended the maturity date of these convertible and non-convertible date to March 31, 2023. On March 31, 2023, the Parties extended the maturity date of these convertible and non-convertible notes to December 31, 2023. All other terms of the convertible notes not modified in the Amendment Agreements shall remain in full force and effect.

As of March 31, 2023, the Company had defaulted on certain convertible notes payable with aggregate outstanding principal amount of $1,047,821.

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. During 2018, the Company issued an aggregate of 4,124,200 common stock to the note holder upon the conversion of $31,969 of principal amount, accrued interest of $23,818 and fees of $2,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default pursuant to the note terms and accrues interest at the default interest rate, and during the year ended September 30, 2020, $43,487 of default penalty was added to the principal balance. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $121,518.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and this note accrues interest at the default interest rate. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bore an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During the year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note defaulted for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrued interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal balance and accrued interest of $10,055. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). As of March 31, 2023 and September 30, 2022, the principal balance of this note was $0.

On October 31, 2018, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $250,000. The note was unsecured, bore an interest rate of 10% per annum (24% default rate) and matured on October 31, 2019. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 15 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $16,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $25,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrued interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 835,656,596 shares of common stock to the note holder upon the conversion of $148,220 of principal balance and accrued interest of $61,513. As of September 30, 2021, the note had a principal balance of $126,780. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the year ended September 30, 2022, the Company issued an aggregate of 1,009,871,832 shares of common stock to the note holder upon the conversion of $101,780 of principal, accrued interest of $32,522 and conversion fee of $2,800. As of September 30, 2022, the note was fully converted and had no outstanding balance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On November 6, 2018, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $120,000. The note was unsecured, bore an interest rate of 10% per annum (24% default rate) and matured on November 6, 2019. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid an original issue discount and related loan fees of $2,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $12,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrued interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement extending to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022. During the year ended September 30, 2022, the Company issued an aggregate of 918,587,164 shares of common stock to the note holder upon the conversion of $120,000 of principal balance, accrued interest of $37,918 and conversion fee of $2,100. As of September 30, 2022, the note was fully converted and had no outstanding balance.

On November 23, 2018, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid an original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. During the year ended September 30, 2022, the Company issued an aggregate of 197,141,500 shares of common stock to the note holder upon the conversion of $8,500 of principal balance, accrued interest of $2,978 and conversion fee of $350. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $131,500.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note to a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. During the year ended September 30, 2021, the Company issued an aggregate of 493,005,626 common stock to the note holder upon the conversion of accrued interest of $33,142 and fees of $2,000. This note defaulted for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $330,556.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On December 13, 2018, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. During the year ended September 30, 2022, the Company issued an aggregate of 878,344,665 shares of common stock to the note holder upon the conversion of $37,500 of principal balance, accrued interest of $13,451 and conversion fee of $1,750. During the three months ended December 31, 2022, the Company issued an aggregate of 360,125,499 shares of common stock to the note holder upon the conversion of $15,000 of principal balance, accrued interest of $5,908 and conversion fee of $700. On March 9, 2023, the Company issued 284,667,833 shares of common stock to the note holder upon the conversion of $11,750 of principal balance, accrued interest of $4,980 and conversion fee of $350. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $85,750 and $112,500, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $240,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $163,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On February 8, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $110,000.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $350,000.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $6,250 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $137,500.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On September 5, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $11,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. During the year ended September 30, 2022, the Company issued an aggregate of 608,872,909 shares of common stock to the note holder upon the conversion of $22,100 of principal balance and accrued interest of $11,388. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $217,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid an original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. Additionally, on October 9, 2019, the Company granted a 1,200,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of a convertible note. The warrant expires five-years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing which was amortized over the term of the note. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $51,000.

On May 3, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest was due on May 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $2,650 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Exchanges and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $67,650.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On June 21, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest was due on June 21, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $3,250 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $83,250.

On July 12, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest was due on July 12, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $1,787 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $45,787.

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest was due on July 27, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $1,828 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $46,828.

On September 17, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $161,250 and received proceeds of $155,000, net of discount of $6,250. The 10% convertible promissory note and all accrued interest was due on September 17, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $6,250 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $161,250.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On December 6, 2021, the Company issued a 10% Convertible Promissory Note to with a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest was due on December 6, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. On December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $116,525.

On December 23, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 23, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. On December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $116,525.

On May 12, 2022, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $55,000 and received proceeds of $52,250, net of discount of $2,750. The 10% convertible promissory note and all accrued interest  was due on May 12, 2023. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $2,750 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $55,000. On May 12, 2023, the due date, the Company did not repay the note and accordingly, the Company defaulted on this note.

As of March 31, 2023 and September 30, 2022, accrued interest related to the convertible notes payable amounted to $1,396,456 and $1,192,824, respectively, which was included in accrued interest on the accompanying unaudited consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

On February 18, 2022, several convertible notes payable (“Notes”) discussed above were amended whereby the lender extended the maturity date to December 31, 2022. On March 31, 2023, the Company and the lender agreed to extend the maturity date of these convertible notes to December 31, 2023. The amendments of these Notes were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At the end of the periods, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded a gain from the change in the derivative liabilities fair value of $233,662 and $2,628,194 for the six months ended March 31, 2023 and 2022, respectively.

During the six months ended March 31, 2023 and 2022, the fair value of the derivative liabilities was estimated at issuance, upon revaluation, and on March 31, 2023 and 2022, using the Binomial Lattice valuation model with the following assumptions:

	2023	2022
Dividend rate	-%	-%
Term (in years)	0.01 to 9 months	0.01 to 1 year
Volatility	0% to 577.2%	130% to 178%
Risk-free interest rate	4.12% to 4.94%	0.02% to 1.63%

For the six months ended March 31, 2023 and 2022, amortization of debt discounts related to the convertible notes amounted to $75,707 and $644,183, respectively, which was recorded as interest expense on the accompanying unaudited consolidated statements of operations. As of March 31, 2023 and September 30, 2022, the unamortized debt discounts were $6,253 and $81,960, respectively.

On March 31, 2023, future maturities of convertible notes payable are as follows:

Fiscal year ended March 31,	Amount
2024	$2,820,887
Total principal amounts due	$2,820,887

NOTE 5 - NOTES AND LOANS PAYABLE

Notes Payable

On March 31, 2023 and September 30, 2022, notes payable consisted of the following:

	March 31, 2023	September 30, 2022
Note principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	2,309,019	2,272,500
Less: unamortized debt discount	(11,278)	(14,827)
Notes payable, net	2,497,741	2,457,673
Less: current portion of note payable – related party	(200,000)	(200,000)
Less: current portion of notes payable	(2,160,241)	(2,120,173)
Notes payable – long-term portion	$137,500	$137,500

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $200,000 and is reflected as note payable - related party on the accompanying unaudited consolidated balance sheets. On March 31, 2023 and September 30, 2022, accrued interest payable on this note was $49,205 and $44,219, respectively, which is included in accounts payable and accrued liabilities - related party on the accompanying unaudited consolidated balance sheets.

Notes Payable - Unrelated Party

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000 (“June 2017 Note”). The 12% secured note and all accrued interest was due on August 15, 2017. The default interest rate was 22% after the maturity date. The Company received net proceeds of $350,000 and paid original issue discount and related loan fees of $50,000 in connection with the June 2017 Note which was amortized over the term of the loan. The June 2017 Note was used for the production of the Movie. The Company had granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to; (i) all bank accounts; (ii) all of the Company’s right under any contract; (iii) all accounts payable; (iv) all chattel paper, documents and instruments related to accounts; (v) all intellectual property; (vi) all inventory, furniture, fixtures, equipment and supplies and; (vii) all proceeds, products and accessions of, and to, any and all of the foregoing. In July 2017, the Company entered into an Agreement (the “Extension Agreement”), to extend the maturity date of the June 2017 Note to December 1, 2017, from August 15, 2017, and to release the guarantee as discussed below. Beginning on December 1, 2017 and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017, and the release of the guarantee, the Company shall pay; (i) $25,000 fee; (ii) 6% of adjusted gross revenue from the Movie as defined in the Extension Agreement and; (iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Extension Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest and was added to the principal amount of loan in fiscal year 2018. In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“July 2017 Note”) for a principal amount of $98,465. On December 12, 2017, the Company paid $25,000 towards the July 2017 Note. In January 2018, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“January 2018 Note”) for a principal amount of $11,250. The January 2018 Note bore 12% interest per annum and was considered due on demand as there was no set maturity. On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the June 2017 Note, July 2017 Note and January 2018 Note with an aggregate principal of $509,715 and accrued interest of $258,250, for a total outstanding balance of $767,965. Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory which matured on September 16, 2021, and shall accrue default interest rate of 16% upon default notice from the lender, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019. To date, the Company has not received a default notice from the lender. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $180,000.

In connection with the Settlement Agreement, the Company, through its majority owned subsidiaries, CFTB Movie and CFTB GA, issued two separate 6% promissory notes to former director of the Company for $125,000 and a third-party note holder for $125,000 (the collectively as “Notes”), for a total principal amount of $250,000 which were both due on July 16, 2021. The Notes bear an interest rate of 6% and 16% upon the event of default. The Notes shall be paid in equal monthly installments of $6,014 including accrued interest with the first installment due on December 1, 2019. The payment of the 6% promissory notes is guaranteed by the Company. In the event the Company sells the Movie, the Notes including the accrued interest shall become immediately due and payable from the proceeds of such sale. These Notes defaulted on the maturity date for non-payment. However, the lenders have waived the default interest rate and these notes accrue interest at 6% per annum. The Company and Brian Lukow, CEO of the Company, have not transferred and assigned any of its rights, title and interest in the Movie equally to each holder of the Notes.

During the six months ended March 31, 2023 and 2022, the Company recorded interest expense of $7,562 and $7,500, respectively, in connection with these notes payable. As of March 31, 2023, these notes payable had an aggregate principal balance of $430,000 and aggregate accrued interest of $122,266. As of September 30, 2022, these notes payable had an aggregate principal balance of $430,000 and aggregate accrued interest of $114,704. As of March 31, 2023, the Company had not made any payments towards these notes payable.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $104,000 with aggregate original issue discount (“OID”) of $4,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. On March 15, 2022, the Company issued the first promissory note (“Note I”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note I was due March 15, 2023. The Company recorded a discount of $2,000 in connection with Note I which is being amortized over the term of the Note I. On July 28, 2022, the Company issued the second promissory note (“Note II”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note II was due July 28, 2023. The Company recorded a discount of $2,000 in connection with Note II which is being amortized over the term of the Note II. Pursuant to the Amendment Agreement dated March 31, 2023, the Parties agreed to extend the maturity date of the Note I and Note II to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of these notes was $104,000.

On September 16, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $275,000 with aggregate original issue discount (“OID”) of $25,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. On September 16, 2022, the Company issued the first promissory note (“September 2022 Note I”), with principal amount of $137,500 and received $125,000 of net proceeds, net of $12,500 original issuance discount. The principal and all accrued interest of September 2022 Note I is due September 16, 2024. The Company recorded a discount of $12,500 in connection with September Note I which is being amortized over the term of the September 2022 Note I. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $137,500.

On March 10, 2023, the Company issued a 12% Promissory Note with a certain note holder, for principal borrowings of $70,000, with an original issue discount of $3,000. On March 10, 2023 and as of March 31, 2023, the lender only funded $36,519 of this note and the Company received proceeds of $10,000 and $25,000 was funded as a deposit for a pending acquisition (see Note 9 and 10), net of discount of $1,519. The 12% promissory note and all accrued interest is due on March 10, 2024. The note is unsecured and bears interest at the rate of 12% per annum (18% default rate) from the issuance date thereof until the note is paid. The Company paid an original issuance discount of $1,519 in connection with this note payable which will be amortized over the term of the note. As of March 31, 2023, the principal balance of this note was $36,519.

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

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. During the first 90 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $54,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $8,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020 and the note accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $108,000.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment during the year ended September 30, 2020 and pursuant to the note started accruing interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $100,000.

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $145,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $15,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $165,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $800 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $800 of default penalty was added to the principal balance during the year ended September 30, 2021 and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $8,000.

On January 7, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest was due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $13,200 in connection with this note payable which was being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $328,200.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On February 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest was due on February 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $10,000 in connection with this note payable which was being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $248,000.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest was due on February 24, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $8,800 in connection with this note payable which was amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest was due on April 1, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $3,000 in connection with this note payable which was amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $75,000.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022.he note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $6,000 in connection with this note payable which was amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $151,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

For the six months ended March 31, 2023 and 2022, amortization of debt discounts related to the notes payable amounted to $5,068 and $83, respectively, which was recorded as interest expense on the accompanying unaudited consolidated statements of operations. As of March 31, 2023 and September 30, 2022, the unamortized debt discounts were $11,278 and $14,827, respectively.

As of March 31, 2023 and September 30, 2022, accrued interest related to the notes payable amounted to $608,215 and $387,870, respectively, which was included in accrued interest on the accompanying unaudited consolidated balance sheets.

Loans Payable

On March 31, 2023 and September 30, 2022, loans payable consisted of the following:

	March 31, 2023	September 30, 2022
Loans principal amount	$483,500	$483,500

Loans payable	$483,500	$483,500

Between June and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds aggregating $450,000 from an unrelated party (see below) for the purpose of completing the production of the Movie. Such loans bear no interest and are considered due on demand as there was no set maturity. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of March 31, 2023 and September 30, 2022, loan payable amounted to $475,000. As of March 31, 2023, no demand for payment has been made.

In April 2016, a former member of the Board of Directors advanced the Company $2,500 to cover the Company’s working capital which is reflected as loan payable and is due on demand. As of March 31, 2023 and September 30, 2022, the advance had an outstanding balance of $2,500.

On July 1, 2020, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount of $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. In 2020, the Company repaid $5,000 of the principal balance. As of March 31, 2023 and September 30, 2022, the note had a principal balance of $6,000.

On October 29, 2021, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount of $50,000 to cover the Company’s working capital. The note matured on December 13, 2021. During the year ended September 30, 2022, the Company repaid the outstanding balance of the note. As of September 30, 2022, the note had no outstanding balance.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two-months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of March 31, 2023 and September 30, 2022, accrued salaries to Mr. Lukow amounted to $92,356 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party on the accompanying unaudited consolidated balance sheets.

In December 2015, the Company executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $6,000 and $6,000 for the six months ended March 31, 2023 and 2022, respectively, which was included as rent expense under general and administrative expense in the accompanying unaudited consolidated statements of operations. As of March 31, 2023 and September 30, 2022, the Company had accrued rent balance of $30,000 and $28,000, respectively, which is reflected as accounts payable and accrued liabilities - related party on the accompanying unaudited consolidated balance sheets.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of March 31, 2023 and September 30, 2022, the Company had an accrued balance of $125,000 included in accounts payable and accrued expenses - related party on the accompanying unaudited consolidated balance sheets, for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 5).

In 2020, the CEO advanced to the Company $1,201 and an additional $5,316 in 2021, for a total of $6,517 for working capital purposes which is reflected as due to related parties. The advances are non-interest bearing and are due on demand. As of March 31, 2023 and September 30, 2022, this advance had a balance of $6,517.

NOTE 7 - STOCKHOLDERS’ DEFICIT

On November 1, 2021, the Company filed an amendment to its Articles of Incorporation increasing the Company’s authorized common stock from 4,200,000,000 to 19,000,000,000 shares.

Common Stock

Common Stock Issued for Services to Employee and Directors

•

During the six months ended March 31, 2022, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 9). The Company valued these common shares at fair value ranging from $0.0002 to $0.0008 per common share, or $44, based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $44 during the six months ended March 31, 2022.

•

During the six months ended March 31, 2022, the Company issued an aggregate of 24,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 9). The Company valued these common shares at fair value ranging from $0.0002 to $0.0008 per common share, or $9, based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $9 during the six months ended March 31, 2022.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

•

During the three months ended December 31, 2022, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 8). The Company valued these common shares at a fair value of $0.0001 per common share, or $6, based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $6 during the three months ended December 31, 2022.

•

During the three months ended December 31, 2022, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at fair value ranging from $0.0001 to $0.0002 per common share or $0 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $0 during the three months ended December 31, 2022.

•

During the three months ended March 31, 2023, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 8). The Company valued these common shares at fair value ranging from $0.00005 to 0.0001 per common share, or $4, based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $4 during the three months ended March 31, 2023.

•

During the three months ended March 31, 2023, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at fair value ranging from $0.00005 to $0.0001 per common share or $1 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $1 during the three months ended March 31, 2023.

Common Stock Issued Upon Conversion of Convertible Notes Payable

•

During the six months ended March 31, 2022, the Company issued an aggregate of 1,545,569,906 shares of the Company’s common stock to a note holder upon the conversion of $206,780 of principal amount, $65,080 of accrued interest and $4,200 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 5). The Company valued these shares of common stock at fair value ranging from $0.0002 to $0.0008 per share or $594,302 based on the quoted trading price on the date of grants. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as (loss) from extinguishment of debt which amounted to $(318,242) and derivative fair value of $234,420 which was recorded as a gain from extinguishment with the net (loss) from extinguishment of debt, related to note conversions, amounting to $83,822 during the six months ended March 31, 2022.

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

•

During the three months ended March 31, 2023, the Company issued 284,667,833 shares of the Company’s common stock to a note holder upon the conversion of $11,750 of principal amount, $4,980 of accrued interest and $350 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives (see Note 4). The Company valued these shares of common stock at fair value of $0.00005 per share, or $14,233, based on the quoted trading price on the date of the conversions. Accordingly, the Company recorded the difference between the converted amount and the fair value of the common stock issued as a gain from extinguishment of debt which amounted to $2,846, and upon partial conversion of the convertible note to common shares, on the conversion date, the Company revalued the derivative liabilities and recorded a gain from extinguishment of debt of $434 related to the removal of derivative liabilities, for a net gain on extinguishment of debt of $3,280. The net gain on extinguishment of debt upon the conversion of debt to common shares of $3,280 is reflected on the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2023.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Common Stock Issued for Professional Services

•

During the six months ended March 31, 2022, the Company issued an aggregate of 100,000,004 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022 (see Note 9), with aggregate grant date fair value of $20,000 or $0.0002 per share which was recorded as deferred compensation and is being amortized over a three-month period. During the three months ended March 31, 2022, the Company amortized $6,666 of the deferred compensation which was recorded as consulting fee in the accompanying consolidated statement of operations.

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

•

During the three months ended March 31, 2023, the Company issued an aggregate of 99,999,999 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022 (see Note 8) with aggregate grant date fair value of $8,333, or $0.00005 to $0.0001 per share, based on the quoted trading price of the Company’s common stock. During the three months ended March 31, 2023, the Company recorded stock-based professional fees of $8,333 on the accompanying unaudited consolidated statement of operations.

As of March 31, 2023, the Company had 8,880,603,161 common stock outstanding of which 341,267,667 shares are unissued.

Stock Warrants

A summary of outstanding stock warrants as of March 31, 2023 and September 30, 2022, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on September 30, 2022	1,600,000	$0.061	1.65
Granted	—	—	—
Balance on March 31, 2023	1,600,000	$0.061	1.15

Warrants exercisable on March 31, 2023	1,600,000	$0.061	1.15

Weighted average fair value of warrants granted during the period	-	$0.00

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

In October 2019, the Company granted warrants to purchase 1,200,000 of the Company’s common stock in connection with the issuance of a convertible note (see Note 4). The warrant expires five years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants is subject to adjustment pursuant to anti-dilution protection provision and other provisions as defined in the stock warrant agreement.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Company accounted for all outstanding warrants as a derivative liability since there were not enough authorized shares to cover all common stock equivalents (See Note 4 under Derivative Liabilities Pursuant to Convertible Notes and Warrants above).

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of March 31, 2023, no stock has been issued under this plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month. The Employment Agreement may be terminated by either party upon two-months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of March 31, 2023 and September 30, 2022, accrued salaries to Mr. Lukow amounted to $92,356 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying unaudited consolidated balance sheets (see Note 6).

Corporate Director Agreements

In October 2015, the Company entered into corporate director agreements with Mr. Brian Lukow and Ms. Aimee O’Brien to serve as members of the Company’s board of directors. The term of the agreements shall continue until September 30, 2016, unless earlier terminated by the Company. The term shall be automatically renewed for as long as the board of directors are re-elected or otherwise serve as members of the board of directors of the Company. As compensation for their services per the terms of their respective corporate director agreements, the Company pays fees to (i) Mr. Lukow of 2,000 shares of the Company’s common stock per month, and (ii) Ms. O’Brien of 2,000 shares of the Company’s common stock per month during the month of service. Pursuant to the agreement, the director who will introduce and arrange for equity funding and acquisitions shall be entitled to a 10% commission fee as defined in the agreement.

Operating Agreement

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company. Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of March 31, 2023, of the total $200,000 only $7,500 of capital contribution had been paid which was recorded as a loss on equity method investment during fiscal 2022. This project was abandoned and no additional contributions will be made to BME.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company paid $15,000 during the fiscal year ended September 30, 2017. As of March 31, 2023 and September 30, 2022, the Company has not issued the 100,000 shares, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected on the accompanying unaudited consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On March 14, 2022, the Company entered into a consulting agreement with two consultants (collectively as “Parties”) with a twelve-month term which shall end in March 2023. Pursuant to the consulting agreement the Company shall issue an aggregate of 400,000,000 shares of common stock over the twelve-month of the agreement. The Company issued an aggregate of 100,000,004 shares of common stock to with an aggregate grant date fair value of $20,000, to the consultants upon the close of the agreement which was recorded as deferred compensation (see Note 8) which was fully amortized during the nine months ended June 30, 2022. In addition, pursuant to the consulting agreement, the Company shall issue an aggregate of 299,999,996 shares of common stock to the consultants, over a nine-month period commencing on June 1, 2022. During the six months ended September 30, 2022, the Company granted 133,333,332 shares of commons stock with grant date fair value of $16,668 in connection with this consulting agreement. During the six months ended March 31, 2023, the Company granted 199,999,998 shares of commons stock with grant date fair value of $23,333 in connection with this consulting agreement.

NOTE 9 – PLAN OF MERGER

In connection with a and related Letter of Intent signed in March 2023 and Plan of Merger (See Note 10), the Company advanced $25,000 of bridge loans for preparation of financial statements and preparation for the Merger, which is reflected in prepaid expenses and other current assets on the accompanying unaudited consolidated financial statements.

NOTE 10 - SUBSEQUENT EVENTS

Issuance of Common Stock

From April 1, 2023 to June 1, 2023, the Company issued an aggregate of 72,000 shares of common stock to officers and directors as stock-based compensation with grant date fair values ranging from $0.00005 and $0.0001 per share, based on the quoted trading price of the Company’s common stock.

Plan of Merger

On April 21, 2023, the Company and AFOM Acquisition, Inc., a Delaware corporation (“Acquisition”) and newly formed wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with All Entertainment Media Group, Inc., a Delaware corporation (“AEMG”). AEMG is a content creation and marketing company headquartered in New York. Comprising of three core divisions - PODs Entertainment Group, EMG Music Group, and Terry D Films. Notably, AEMG's podcast division ranks among the top 3% of all podcasts globally according to Listen Notes, an independent podcast database. In August 2022, AEMG released its first feature film, 17 DAYS, which quickly became one of Tubi's "Most Popular Movies." Management believes that AEMG will be able to expand its audience and media coverage as a public company in determining to combine with AFOM and is poised for growth following the closing.

Under the terms of the Agreement, subject to the satisfaction of certain closing conditions, Acquisition will acquire AEMG by merger of Acquisition with and into AEMG, with AEMG as the surviving corporation (the “Merger”). At the Effective Time of the Merger. all of the issued and outstanding share capital of AEMG will be exchanged for an aggregate of 7,000,000 shares of Company common stock, par value $0.001 per share, (the “Common Stock”), after giving effect to a 2,854.18:1 reverse split (the “Reverse Split”) of the outstanding shares of Common Stock. In addition to the Reverse Split, the Agreement contains various additional conditions, which, unless waived, will be required to be satisfied prior to closing, including continued accuracy of representations and warranties of the parties, approval by the Company, no violations of law, no actions brought by any third party to enjoin the transactions, all legal and regulatory approvals will have been obtained, and approval by the boards of directors of the Company, Acquisition and AEMG. Exchange agreements with debt holders of the Company under which the holders will exchange all Company debt for Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Stock”) of the Company, unless a lesser percentage is accepted by the Company and AEMG, and a minimum of $500,000 of investment or bridge financing shall be available upon terms and subject to conditions acceptable to the parties are also required prior to closing. Although there can be no assurance of approval by the principal holder of the Company’s convertible debt, such approval has been sought and is anticipated, provided the terms of the Merger are acceptable, the other closing conditions are satisfied, and the remaining debt holders agree to exchange their debt for Series B Stock.

In addition, prior to closing the Company is required to have received a copy of audited financial statements of AEMG prepared in accordance with US GAAP for each of the two most recently completed fiscal years and unaudited financial statements for any interim period for filing with the SEC. Prior to execution of the Agreement, the Company and AEMG entered into a Letter of Intent dated as of March 10, 2023, under which the Company advanced $25,000 of bridge loans for preparation of financial statements and preparation for the Merger and the Company entered into a Securities Purchase Agreement (the “SPA”) and 12% Redeemable Bridge Note due March 10, 2024 in the amount of $70,000 ($67,000 with a $3,000 original issue discount) from a lender in preparation for the transactions contemplated (See Note 5). In April 2023, the Company advanced AEMG an additional $25,000 under the 12% Redeemable Bridge Note. Upon closing of the Merger, unless repaid, the lender will have the right to convert the loan into additional Series B Stock.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note Payable

On March 10, 2023, the Company issued a 12% Promissory Note with a certain note holder, for principal borrowings of $70,000, with an original issue discount of $3,000 (See Note 5). In April 2023, the Company received proceeds of $5,000 under this note, which is net of original issue discount of $224. The 12% promissory note and all accrued interest is due on March 10, 2024. The note is unsecured and bears interest at the rate of 12% per annum (18% default rate) from the issuance date thereof until the note is paid.

The Series B Stock shall have the rights, privileges, preferences, and limitations as set forth in a Series B Preferred Stock Certificate of Designation of Rights, Privileges, Preferences and Limitations (the “Certificate of Designation”) which shall be filed with the Secretary of State of the State of Delaware prior to closing.

Shares of Series B Stock will be convertible into shares of the Company’s Common Stock, based on a conversion calculation equal to the stated value of Series B Stock, plus all accrued and unpaid dividends, if any, on such Series B Stock, as of the date of determination, divided by the conversion price. The conversion value (stated value) is equal to the value of debt converted into Series B Stock and the initial conversion price into Common Stock is $0.25 for each dollar of debt converted (after giving effect to the Reverse Split), each subject to adjustment for the stated value of Series B Stock, stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. Holders of Company debt exchanged for Series B Stock shall receive the value of Series B Stock equal to the value of the debt exchanged pursuant to debt exchange agreements to be entered with each holder. In addition, for so long as any shares of Series B Stock are outstanding, subject to certain exceptions: (a) in the event the Company issues shares of Common Stock upon conversion of Series B Stock, AEMG’s holders shall be entitled to a post-closing adjustment and issuance of additional shares of Common Stock in order to retain seventy (70%) percent ownership in the Company after giving effect to the Common Stock issued upon conversion of Series B Stock, but not more than 7,000,000 post Reverse Split shares of Common Stock (subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events); and (b) the Company may not issue or agree to issue any securities including convertible securities with an purchase price, or conversion or exercise price, below $0.25 per share without consent of a majority of the holders of Series B Stock. The Company is prohibited from effecting a conversion of the Series B Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99% (the “Beneficial Ownership Limitation”). Each holder of Series B Stock is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of Common Stock issuable upon conversion of such holder’s Series B Stock, but not in excess of the Beneficial Ownership Limitation. The Series B Stock bears no interest.

The parties have agreed that Brian Lukow shall remain a director and officer of the Company, and that the Board of directors shall consist of five members acceptable to AEMG, who shall include Jeffrey Burton (CEO), Todd Napolitano (President) and Brandon Steiner, as well as one additional member acceptable to AEMG. At the closing, the Company shall also assign to Brian Lukow certain assets and the assumption of certain future liabilities in exchange for a 5% net royalty interest in the Huckapoo, Drama Drama and Dream Street assets of the Company.

The closing of the Merger is subject to customary closing conditions which include shareholder approval by Acquisition and AEMG stockholders, approval of the Reverse Split by FINRA, approval of the terms of the Exchange Agreements for Company debt by 100% of the holders thereof (unless waived or a lesser amount agreed by AEMG), completion of an audit and provision of financial and other information required by SEC rules and regulations.  It is anticipated and a condition to closing that Brian Lukow, who holds 51 shares of Series A Preferred Stock, par value $0.001 per share (the “Series A Stock”), of the Company with supermajority voting rights, shall transfer and assign all of the Series A Stock outstanding to Jeffrey Burton or his designee and in the event any vote is required of the stockholders of the Company that the Series A Stock will be voted in favor of the Merger.

Convertible Note Payable

On May 12, 2023, the Company defaulted on a 10% Convertible Promissory Note dated March 12, 2022 due to nonpayment of the balance due (See Note 5).

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) and all of its allied, ancillary, subsidiary and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of March 31, 2023 and September 30, 2022, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

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

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free Youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of March 31, 2023, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

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

We are currently exploring opportunities to expand the Drama Drama brand and have held several talks about short or long form sequels as well as new Drama Drama recordings and Music Videos. In FY 2022, the Company released the song and Dance Video Snoochie Boochie which was written by Billboard award winning song writer Sam Hollander and produced by multi-platinum producer Rob Grimaldi.

The Company plans on introducing a new music platform in 2023 with the release of two new singles and accompanied by Music Videos.

In addition, the Company is developing a new Screen Play, with the expectation that it may produce in FY 2023 and completing a sizzle reel for the Dream Street documentary which may be released in Q3 2023, if funds are available.

On April 21, 2023, the Company and AFOM Acquisition, Inc., a Delaware corporation (“Acquisition”) and newly formed wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with All Entertainment Media Group, Inc., a Delaware corporation (“AEMG”). AEMG is a content creation and marketing company headquartered in New York. Comprising of three core divisions - PODs Entertainment Group, EMG Music Group, and Terry D Films. Notably, AEMG's podcast division ranks among the top 3% of all podcasts globally according to Listen Notes, an independent podcast database. In August 2022, AEMG released its first feature film, 17 DAYS, which quickly became one of Tubi's "Most Popular Movies." Management believes that AEMG will be able to expand its audience and media coverage as a public company in determining to combine with AFOM and is poised for growth following the closing. (See Note 10 of the unaudited consolidated financial statements contained in this filing).

Results of Operations

Comparison for the Three and Six Months Ended March 31, 2023, and 2022:

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the three months ended March 31, 2023 and 2022, we generated minimal revenues of $2,047 and $1,170, respectively, from streaming music sales.

•	During the six months ended March 31, 2023 and 2022, we generated minimal revenues of $4,449 and $3,483, respectively, from streaming music sales.

Operating Expenses

For the three and six months ended March 31, 2023, and 2022, operating expenses consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Compensation and related expenses	$24,005	$24,004	$48,011	$48,044
Professional and consulting expenses	32,622	48,938	97,883	128,158
General and administrative expenses	14,267	80,882	52,130	173,266
Total	$70,894	$153,824	$198,024	$349,468

Compensation expense:

•	For the three months ended March 31, 2023, compensation expense increased by $1, or less than 1%, as compared to the three months ended March 31, 2022.

•

For the six months ended March 31, 2023, compensation expense decreased by $33, or less than 1%, as compared to the six months ended March 31, 2022. The decrease was primarily attributable to a decrease in stock-based compensation.

Professional and consulting expense:

•

For the three months ended March 31, 2023, professional and consulting expenses decreased by $16,316, or 33.3%, as compared to the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in accounting fees of $17,092, a decrease in consulting fees of $4,685, offset by an increase in legal fees of $5,461.

•

For the six months ended March 31, 2023, professional and consulting expenses decreased by $30,275, or 23.6%, as compared to the six months ended March 31, 2022. The decrease was primarily attributable to a decrease in investors relations of $25,658, a decrease in consulting fees of $29,433, offset by an increase in stock-based consulting fees of $16,669, an increase in legal fees of $2,550, and an increase in accounting fees of $5,597.

General and administrative expense:

•

For the three months ended March 31, 2023, general and administrative expenses decreased by $66,615, or 82.4%, as compared to the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in marketing expense of $60,507 and a decrease in travel and entertainment expenses of $6,378.

•

For the six months ended March 31, 2023, general and administrative expenses decreased by $121,136, or 69.9%, as compared to the six months ended March 31, 2022. The decrease was primarily attributable to a decrease in marketing expense of $115,644.

Other Income (Expenses), net

•

For the three months ended March 31, 2023, we had total other expenses, net of $1,054,221 as compared to total other expenses, net of $3,354,391 for the three months ended March 31, 2022, a decrease of $2,300,170, or 68.6%. This decrease was primarily due to a decrease in loss on change in fair value of derivative liabilities of $1,874,072, a decrease in loss on extinguishment of debt of $38,532, and a decrease in interest expense of $387,566.

•

For the six months ended March 31, 2023, we had total other (loss) income, net of $(172,158) as compared to total other income, net of $2,181,238 for the six months ended March 31, 2022, a negative change of $2,353,396, or 107.9%. This change was primarily due to a decrease in gain on change in fair value of derivative liabilities of $2,394,532, a decrease in gain on debt modification of $764,999, offset by a decrease in initial derivative expense of $123,743, a decrease in loss on extinguishment of debt of $79,982, and a decrease in interest expense of $602,410.

Net (Loss) Income

•

For the three months ended March 31, 2023, net loss amounted to $1,123,068 as compared to a net loss of $3,507,045 for the three months ended March 31, 2022, a decrease of $2,383,977, or 68.0% resulting from changes discussed above. For the three months ended March 31, 2023, net loss attributable to All For One Media Corp. amounted to $1,121,937, or $0.00 per share (basic and diluted), compared to net loss attributable to All For One Media Corp. of $3,497,185, or $0.00 per share (basic and diluted) for the three months ended March 31, 2022, a decrease of $2,375,248, or 67.9% resulting from changes discussed above.

•

For the six months ended March 31, 2023, net (loss) amounted to $(365,733) as compared to a net income of $1,835,253 for the six months ended March 31, 2022, a negative change of $2,200,986, or 119.9% resulting from changes discussed above. For the six months ended March 31, 2023, net loss attributable to All For One Media Corp. amounted to $(363,470), or $(0.00) per share (basic and diluted), compared to net income attributable to All For One Media Corp. of $1,846,232, or $0.00 per share (basic and diluted) for the six months ended March 31, 2022, a negative change of $2,209,702, or 119.7% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $15,871,018 and cash of $6,014 as of March 31, 2023, and a working capital deficit of $15,587,845 and cash of $98,612 as of September 30, 2022.

	March 31, 2023	September 30, 2022	Change	Percentage Change
Working capital deficit:
Total current assets	$37,213	$105,475	$(68,262)	(64.7)%
Total current liabilities	(15,908,231)	(15,693,320)	(214,911)	(1.4)%
Working capital deficit:	$(15,871,018)	$(15,587,845)	$(283,173)	(1.8)%

The decrease in working capital deficit was primarily attributable to a decrease in current assets of $68,262 and an increase in current liabilities of 214,911 primarily attributable to a decrease in derivative liabilities.

As of March 31, 2023, we had $2,820,887 of gross convertible notes and $2,509,119 of gross notes payable outstanding. As of March 31, 2023, we had defaulted on 6 of these convertible notes payable with aggregate outstanding principal amount of $1,047,821.

Cash Flows

Changes in our cash balance are summarized as follows:

	Six Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(102,598)	$(346,290)
Net cash provided by financing activities	10,000	274,000
Net change in cash	$(92,598)	$(72,290)

Net Cash Used in Operating Activities

Net cash used in operating activities was $102,598 for the six months ended March 31, 2023, as compared to $346,290 for the six months ended March 31, 2022, a decrease of $243,692, or 70.4%.

40

•

Net cash used in operating activities for the six months ended March 31, 2023 primarily reflected our net loss of $365,733, adjusted for the add-back on non-cash items such as amortization of debt discounts of $80,775, stock-based compensation expense of $10, stock-based professional fees of $23,333, loss from extinguishment of debt of $3,839, gain on change in fair value of derivative liabilities of $233,662, and non-cash interest expense of $1,050, and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $664, increase in accounts payable and accrued liabilities of $66,966, and an increase in accrued interest of $320,160.

•

Net cash used in operating activities for the six months ended March 31, 2022 primarily reflected our net income of $1,835,253 adjusted for the add-back on non-cash items such as amortization of debt discounts of $644,182, stock-based compensation expense of $53, amortization of common stock issued for prepaid services of $6,666, loss from extinguishment of debt of $83,822, gain on change in fair value of derivative liabilities of $2,628,194, gain on debt modification of $764,999, non-cash interest expense of $4,200, initial derivative expense of $123,743 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid and other current assets of $664, decrease in accounts payable and accrued liabilities of $8,187 offset by an increase in accounts payable and accrued liabilities - related party of $500 and increase in accrued interest of $356,007.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10,000 for the six months ended March 31, 2023, as compared to $274,000 for the six months ended March 31, 2022, a decrease of $264,000, or 96.3%.

•	Net cash provided by financing activities for six months ended March 31, 2022, consisted of net proceeds from loan payable of $10,000.

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

Going Concern

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the six months ended March 31, 2023 and 2022, the Company had net (loss) income of $(365,733) and $1,835,253, and net cash used in operations of $102,598 and $346,290, respectively. The net income for the six months ended March 31, 2022 was primarily a result of the non-cash net gain from derivative liabilities of $2,504,451. Additionally, the Company had an accumulated deficit of $26,071,733, a working capital deficit of $15,871,018 and a stockholders’ deficit of $16,008,518 as of March 31, 2023. As of March 31, 2023, the Company had $2,820,887 of gross convertible notes and $2,509,019 of gross notes payable outstanding. Additionally, as of March 31, 2023, the Company had defaulted on certain convertible notes payable with aggregate outstanding principal amount of $1,047,821. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

1.

During the three months ended March 31, 2023, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement. The Company valued these common shares at fair value ranging from $0.00005 to 0.0001 per common share, or $4, based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $4 during the three months ended March 31, 2023. Additionally, during the three months ended March 31, 2023, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at fair value ranging from $0.00005 to $0.0001 per common share or $1 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $1 during the three months ended March 31, 2023. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

2.

During the three months ended March 31, 2023, the Company issued 284,667,833 shares of the Company’s common stock to a note holder upon the conversion of $11,750 of principal amount, $4,980 of accrued interest and $350 of conversion fee, pursuant to the conversion terms of the convertible notes which contained embedded derivatives. The Company valued these shares of common stock at fair value of $0.00005 per share, or $14,233, based on the quoted trading price on the date of the conversions.

3.

During the three months ended March 31, 2023, the Company issued an aggregate of 99,999,999 shares of the Company’s common stock to two consultants, pursuant to a consulting agreement dated March 14, 2022 with aggregate grant date fair value of $8,333, or $0.00005 to $0.0001 per share, based on the quoted trading price of the Company’s common stock. During the three months ended March 31, 2023, the Company recorded stock-based professional fees of $8,333 on the accompanying unaudited consolidated statement of operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in Default on the Convertible Notes Below:

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. This note is currently in default and $43,487 of default penalty was added to the principal balance, during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum and matured in June 2018. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $190,248.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. This note is currently in default for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 493,005,626 shares of common stock to the note holder upon the conversion of accrued interest of $33,142 and conversion fee of $2,000. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $330,556.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on June 12, 2020. This note is currently in default for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $137,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 5, 2020. This note is currently in default for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. During the nine months ended June 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. During the year ended September 30, 2022, the Company issued an aggregate of 608,872,909 shares of common stock to the note holder upon the conversion of $22,100 of principal balance and accrued interest of $11,388. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $217,000.

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. This note is currently in default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. As of March 31, 2023 and September 30, 2022, the principal balance of this note was $51,000.

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

ALL FOR ONE MEDIA CORP.

Date: June 8, 2023	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

