Form 10-K
period 2023-09-30
ALL FOR ONE MEDIA CORP.
filed 2024-01-16
CIK 1286459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2023, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0001 on such date is $852,759.

As of January 15, 2024, there were 9,252,930,994 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

THE COMPANY’S MOST RECENT CONSOLIDATED FINANCIAL STATEMENTS AND INFORMATION AS REPORTED WITHIN THIS FORM 10-k FILING ARE NOT COMPLETE AND HAVE NOT BEEN AUDITED BY THE COMPANY’S INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM. THE INFORMATION CONTAINED HEREIN IS FOR INFORMATION ONLY AND SHOULD NOT BE RELIED UPON FOR INVESTMENT OR ANY OTHER PURPOSE.

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) and all of its allied, ancillary, subsidiary and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2023 and 2022, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2023 and 2022, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie was completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company had received several offers for the distribution of the film and the Company continues to review any offers.

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

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free Youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of September 30, 2023, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

The film, Drama Drama, was released on June 1, 2021, available across all major platforms, including iTunes, Amazon, Google, Microsoft, Vudu, Fandango Now, Comcast, Cox, Spectrum, DirectTV, and Dish, among others. In addition, Drama Drama is available on Youtube, where it is has surpassed 6.2 million views and has been watched in over 100 countries on 5 continents.

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

In addition, the Company is developing a new Screen Play, with the expectation that it will be produced in FY 2024 and has completed a sizzle reel for the Dream Street documentary and entered talks with distributors.

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

	High	Low
Fiscal Year 2023
First Quarter ended December 31, 2022	$0.0002	$0.00005
Second Quarter ended March 31, 2023	$0.0001	$0.00005
Third Quarter ended June 30, 2023	$0.0001	$0.00005
Fourth Quarter Ended September 30, 2023	$0.0001	$0.00005

Fiscal Year 2022
First Quarter ended December 31, 2021	$0.0013	$0.0003
Second Quarter ended March 31, 2022	$0.0004	$0.0001
Third Quarter ended June 30, 2022	$0.0003	$0.0001
Fourth Quarter Ended September 30, 2022	$0.0003	$0.0001

Holders

As of January 15, 2024, there were approximately 79 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of September 30, 2023, no stock has been issued under this plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended September 30, 2023 were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•

During the three months ended September 30, 2023, the Company issued to directors and officers, an aggregate of 72,000 shares of common stock with grant date fair value of $3 as stock-based compensation. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For the Boys”) and all of its allied, ancillary, subsidiary and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2023 and 2022, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

In May 2017, the Company entered into an Assignment and Transfer Agreement with Crazy for the Boys GA LLC (“CFTB GA”), a company organized in the state of Georgia, whereby CFTB GA assigned and transferred all ownership, asset rights and other interest in CFTB GA to CFTB Movie. CFTB GA was created for the sole purpose of producing the Movie in the State of Georgia, in the city of Savannah, which offers production incentives up to 30% of Georgia production expenditures in transferable tax credits. The Georgia tax incentive program is available for qualifying projects, including feature films, television series, commercials, music videos, animation and game development. Consequently, CFTB GA became a wholly owned subsidiary of CFTB Movie and as of September 30, 2023 and 2022, the consolidated financial statements of the Company include the accounts of CFTB GA. Filming for the Movie was completed in July 2017 and the post-production phase was completed in December 2018. The Company started to screen the movie in January 2019 for potential buyers. The Company had received several offers for the distribution of the film and the Company continues to review any offers.

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

On February 16, 2021, we entered into an agreement with Quiver Distribution RB USA, Inc (“Quiver”) to distribute (“Distribution Agreement”) our full-length PG13-rated feature film, Drama Drama, (formerly with a working title of “Crazy For the Boys”). Pursuant to the Distribution Agreement, rights for all forms of VOD (including but not limited to transactional, subscription and advertising), EST, television, non-theatrical were given to Quiver and all other rights were reserved to the Company including ad-free Youtube rights. In addition, after Quiver has deducted its distribution fee and recouped 100% of its actual, direct, arms-length expenses (“distribution expenses”), 100% of the backed participation shall go to the Company. Further, Quiver shall earn a distribution fee of 20%, increasing to 30% once Quiver has returned $400,000 to the Company. As of September 30, 2023, Quiver had not yet recouped their distribution expenses and we have not realized any revenue.

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

In addition, the Company is developing a new Screen Play, with the expectation that it will be produced in FY 2024 and has completed a sizzle reel for the Dream Street documentary and entered talks with distributors.

We plan on introducing other entertainment initiatives that are currently in earlier stages of discussion.

Results of Operations

Comparison for the Years Ended September 30, 2023 and 2022:

Net Revenues

The Company principally engaged in content development of media targeted at the “tween” demographic consisting of children between the ages of seven and fourteen.

•	During the year ended September 30, 2023, we generated minimal revenues of $9,642 from streaming music sales.

•	During the year ended September 30, 2022, we generated minimal revenues of $8,993 from streaming music sales.

Operating Expenses

For the years ended September 30, 2023 and 2022, operating expenses consisted of the following:

	For Years Ended September 30,
	2023	2022
Compensation expense	$98,019	$96,062
Professional and consulting expense	129,926	196,268
General and administrative expense	72,715	241,535
Total	$300,660	$533,865

Compensation expense:

•

For the year ended September 30, 2023, compensation expense increased by $1,957, or 2%, as compared to the year ended September 30, 2022. The increase was primarily attributable to an increase in stock-based compensation.

Professional and consulting expense:

•

For the year ended September 30, 2023, professional and consulting expense decreased by $66,342, or 33.8%, as compared to the year ended September 30, 2022. The decrease was primarily attributable to a decrease in stock-based consulting fees of $13,333, a decrease in consulting fees of $29,431, a decrease in investor relations fees of $26,158, a decrease in accounting fees of $2,970, offset by an increase in legal fees of $5,550.

General and administrative expense:

•

For the year ended September 30, 2023, general and administrative expense decreased by $168,820, or 69.9%, as compared to the year ended September 30, 2022. The decrease was primarily attributable to a decrease in marketing expense of $130,801, a decrease in travel and entertainment of $18,181, a decrease in public company filing fees of $11,564, and a decrease other general administrative expenses of $8,274.

Other Income (Expenses), net

•

For the year ended September 30, 2023, we had total other income, net of $5,284,390 as compared to $2,360,369 for the year ended September 30, 2022, an increase of $2,924,021, or 123.9%. This increase was primarily due to an increase in gain on change in fair value of derivative liabilities of $6,661,543, a decrease in initial derivative expense of $135,670, a decrease in gain on extinguishment of debt of $3,943,973, a decrease in gain on debt modification of $764,999, and a decrease in interest expense of $878,280, a decrease in loss on equity method investee of $7,500, and an increase in loss on abandonment of acquisition of $50,000.

Net Income

•

For the year ended September 30, 2023, net income amounted to $4,993,372 as compared to net loss of $1,835,497 for the year ended September 30, 2022, an increase of $3,157,875, or 172.0% resulting from changes discussed above. For the year ended September 30, 2023, net income attributable to All For One Media Corp. amounted to $4,997,886 or $0.00 per share (basic and diluted), compared to a net income attributable to All For One Media Corp. amounted to $1,860,650 or $0.00 per share (basic and diluted), an increase of $3,137,236, or 168.6% resulting from changes discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $10,612,192 and cash of $0 as of September 30, 2023, and a working capital deficit of $15,587,845 and cash of $98,612 as of September 30, 2022.

	September 30, 2023	September 30, 2022	Change	Percentage Change
Working capital deficit:
Total current assets	$664	$105,475	$(104,811)	(99.4)%
Total current liabilities	(10,612,856)	(15,693,320)	5,080,464	32.4%
Working capital deficit:	$(10,612,192)	$(15,587,845)	$4,975,653	31.9%

The decrease in working capital deficit was primarily attributable to a decrease in current assets of $104,811 and a decrease in current liabilities of $5,080,464 primarily attributable to a decrease in derivative liabilities.

As of September 30, 2023, we had $2,805,637 of gross convertible notes and $2,540,411 of gross notes payable outstanding. As of September 30, 2023, we had defaulted on 7 of these convertible notes payable with aggregate outstanding principal amount of $1,102,821.

Cash Flows

Changes in our cash balance are summarized as follows:

	Years Ended September 30,
	2023	2022
Net cash used in operating activities	$(114,612)	$(496,569)
Net cash used in investing activities	-	(7,500)
Net cash provided by financing activities	16,000	501,250
Net decrease in cash	$(98,612)	$(2,819)

Net Cash Used in Operating Activities

Net cash used in operating activities was $114,612 for the year ended September 30, 2023, as compared to $496,569 for the year ended September 30, 2022, a decrease of $381,957, or 76.9%.

•

Net cash used in operating activities for the year ended September 30, 2032 primarily reflected our net income of $4,993,372 adjusted for the add-back on non-cash items such as amortization of debt discounts of $92,158, stock-based compensation expense of $17, an increase in stock-based professional fees of $23,335, loss on extinguishment of debt of $8,344, gain on change in fair value of derivative liabilities of $(6,077,371), and non-cash interest expense of $7,010, and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $56,199, increase in accounts payable and accrued liabilities of $87,306, increase in accounts payable and accrued liabilities – related party of $55,960, an increase in accrued interest of $641,085, and an increase in contract liability of $3,583.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,500 for the year ended September 30, 2022, as compared to net cash used in investing activities of $0 for the year ended September 30, 2023, a change of $7,500, or 100%. Net cash used in investing activities for the year ended September 30, 2022, resulted from contributions to Boss Music and Entertainment in aggregate amount of $7,500 which was accounted for using the equity method.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16,000 for the year ended September 30, 2023, as compared to $501,250 for the year ended September 30, 2022, a decrease of $485,250, or 96.8%.

•	Net cash provided by financing activities for the year ended September 30, 2023 consisted of proceeds from notes payable of $15,000 and proceeds from a related party advance of $1,000.

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

Going Concern

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the years ended September 30, 2023 and 2022, the Company had net income of $4,993,372 and $1,835,497, and net cash used in operations of $114,612 and $496,569, respectively. For the years ended September 30, 2023 and 2022, the Company had net loss from operations of $291,018 and $524,872. Additionally, the Company had an accumulated deficit of $20,710,377, a working capital deficit of $10,612,192 and a stockholders’ deficit of $10,612,192 as of September 30, 2023. As of September 30, 2023, the Company had $2,805,637 of gross convertible notes and $2,110,411 of gross notes payable outstanding. Additionally, as of September 30, 2023, the Company had defaulted on certain convertible notes payable with aggregate outstanding principal amount of $1,102,821. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules of this annual report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2023. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2023, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

The Company’s consolidated financial statements and information as reported within this Form 10-K filing are not complete and have not been audited by the Company’s independent registered public accounting firm. The information contained herein is for information only and should not be relied upon for investment or any other purpose.

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

Name	Age	Position

Brian J. Lukow	64	Chief Executive Officer, Chief Financial Officer, President and Director

Aimee Ventura O’Brien	59	Secretary and Director

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

Brian J. Lukow, 64, Chief Executive Officer, Chief Financial Officer, President and Director. Brian Lukow began his professional career on Wall Street. He was a Senior Vice President of Lehman Brothers from 1984 to 1991 and a managing director of Ladenburg Thalmann from 1992 to 1994. Mr. Lukow was most recently the highly talented co-creator and co-producer of Huckapoo. Prior to that, Mr. Lukow was the co-creator and executive producer of Dream Street, a successful boy band, and a best-selling pop music acts in recent years, whose debut album reached number one on the Billboard Magazine Independent charts. The original girl group concept is his creation and is built upon his experience and success with Dream Street and Huckapoo. In addition to his production credits, Mr. Lukow is also an accomplished songwriter. Among Mr. Lukow’s writing credits is the song “Jennifer Goodbye” which was recorded by Dream Street on its first album; that album went on to sell nearly one million units. Mr. Lukow is a co-writer on five of the original Huckapoo recordings as well. Additionally, Mr. Lukow is the associate producer of the motion picture “The Biggest Fan”, starring Chris Trousdale, Cindy Williams, and Pat Morita. From 1994 to 1996, Mr. Lukow was President of Brirock Entertainment, a firm specializing in artist management.

Aimee Ventura O’Brien, 59, Secretary and Director. Aimee Ventura O’Brien has a diverse background in business, including experiences on Wall Street and in the world of architecture. On Wall Street, Ms. O’Brien traded complex equity derivatives for Credit Suisse and Fidelity Investment. She eventually decided to return to school to become an architect. Since graduating, Ms. O’Brien has worked for two large building envelope firms in New York, learning about the complex design of building skins. Ms. O’Brien holds a bachelor’s degree in mathematics and business from Skidmore College and a bachelor’s of architecture from NY Institute of Technology. Additionally, she has taken graduate courses at New York University. Ms. O’Brien has won awards from the American Institute of Architects, Henry Adams Certificate, Robert Jensen Memorial Award, and the Maria Bentel Memorial Thesis Travel Grant.

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information regarding executive compensation earned in or with respect to our fiscal year 2023 and 2022 by:

●	each person who served as our CEO; and

●	each person who served as our CFO; and

●	each person who served as our President.

Compensation Table for Executives

Name and Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Brian Lukow:	2023	$98,000	$—	$19	$—	$—	$—	$98,019
Chief Executive Officer, Chief Financial Officer,	2022	$96,000	$—	$62	$—	$—	$—	$96,062
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

Outstanding Equity Awards at 2023 Fiscal Year-End for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of September 30, 2023, for each named executive officer.

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

Compensation of Directors

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended September 30, 2023 and 2022:

Name	Years	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Brian Lukow	2023	—	2	—	—	—	—	2
	2022	—	4	—	—	—	—	4

Aimee Ventura O’Brien	2023	—	2	—	—	—	—	2
	2022	—	4	—	—	—	—	4

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of January 15, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,252,930,994 shares of our common stock issued and outstanding and 51 shares of our Series A Preferred Stock issued and outstanding as of January 15, 2024. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o All for One Media Corp., 236 Sarles Street, Mt. Kisco, New York 10549.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Five Percent Stockholders:

Brian Lukow (3)	Common Stock	11,563,886	0.0012%
	Preferred Stock	51	100%
Aimee Ventura O’Brien (4)	Common Stock	1,596,580	* %
Directors and Officers as a Group		13,160,517	0.0012%

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

2.	Based on 9,252,930,994 issued and outstanding shares of common stock as of January 15, 2024.
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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month calculated at $0.25 per share. The Employment Agreement may be terminated by either party upon two months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of September 30, 2023 and 2022, accrued salaries to Mr. Lukow amounted to $134,516 and $81,556, respectively, and was included in accounts payable and accrued liabilities – related party in the accompanying consolidated balance sheets.

In December 2015, the Company through its wholly owned subsidiaries, Tween Entertainment, executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 for both periods for the year ended September 30, 2023 and 2022 which was included as rent expense under general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2023 and 2022, the Company had accrued rent balance of $31,000 and $28,000, respectively, reflected under ‘accounts payable and accrued liabilities - related party’ in the accompanying consolidated balance sheets.

In 2020, the CEO advanced to the Company $1,201, $5,316 in 2021, and $1,000 during 2023 for a total of $7,517 for working capital purposes which is reflected as due to related parties. The advanced is non-interest bearing and are due on demand. As of September 30, 2023 and 2022, this advance had a balance of $7,517 and $6,517, respectively.

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of September 30, 2023 and 2022, the Company has an accrued balance of $125,000 in accrued expenses - related party for services rendered by the CEO of the Company.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to our company for the years ended September 30, 2023 and 2022 for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A.:

	Years Ended September 30,
Fee Category	2023	2022
Audit Fees	$15,121	$62,700
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$15,121	$62,700

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the fiscal years ended September 30, 2023 and 2022. Our 10-K for the year ended September 30, 2023 and our 10-Q for the period ended June 30, 2023 have not been audited or reviewed by our independent registered public accounting firm.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2023 and 2022, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2023 and 2022 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

ALL FOR ONE MEDIA CORP.

Date: January 16, 2024	By:	/s/ Brian Lukow
	Name:	Brian Lukow
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Lukow	Chief Executive Officer, Chief Financial Officer, President and Director	January 16, 2024
Brian Lukow	(Principal Executive, Financial and Accounting Officer)

/s/ Aimee Ventura O’Brien	Director	January 16, 2024
Aimee Ventura O’Brien

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

(Unaudited)

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$98,612
Prepaid expenses	664	6,863

Total current assets	664	105,475

TOTAL ASSETS	$664	$105,475

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$125,288	$37,982
Accounts payable and accrued liabilities - related party	290,516	234,556
Accrued interest	2,318,868	1,695,398
Convertible notes payable, net of unamortized debt discounts	2,805,637	2,765,677
Notes payable, current portion, net of umamortized debt discounts	2,332,871	2,120,173
Notes payable - related party	200,000	200,000
Loans payable	483,500	483,500
Contract Liability	3,583	-
Due to related party	7,517	6,517
Derivative liabilities	2,045,076	8,149,517
Total current liabilities	10,612,856	15,693,320

Long-term liabilities:
Note payable	-	137,500
Total liabilities	10,612,856	15,830,820

Commitments and contingencies (see Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized Series A Preferred stock ($0.001 Par Value; 51 shares designated; 51 shares issued and outstanding on September 30, 2023 and 2022	-	-
Common stock, $0.001, 90,000,000 shares authorized: 9,252,858,994 and 8,035,665,831 shares issued and outstanding as of September 30, 2023 and 2022, respectively	9,252,864	8,035,671
Additional paid-in capital	1,250,008	2,347,420
Accumulated deficit	(20,710,377)	(25,708,263)
Total All For One Media Corp. Stockholders' deficit	(10,207,505)	(15,325,172)

Non-controlling interest in subsidiaries	(404,687)	(400,173)

Total Stockholders' deficit	(10,612,192)	(15,725,345)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$664	$105,475

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Year Ended
	September 30,
	2023	2022

Revenues	$9,642	$8,993

Operating expenses:
Compensation expense	98,019	96,062
Professional and consulting expense	129,926	196,268
General and administrative expense	72,715	241,535

Total operating expense	300,660	533,865

Loss from operations	(291,018)	(524,872)

Other income (expense):
Initial derivative expense	-	(135,670)
Gain (loss) on change in fair value of derivative liabilities	6,077,371	(584,172)
Gain (loss) from extinguishment of debt, net	(8,344)	3,935,629
Gain on debt modification	-	764,999
Loss of equity method investee	-	(7,500)
Loss on abandonment of acquisition	(50,000)	-
Interest expense	(734,637)	(1,612,917)

Total other income (expense), net	5,284,390	2,360,369

Net income	4,993,372	1,835,497

Loss attributable to non-controlling interest	4,514	25,153

Net income attributable to All For One Media Corp.	$4,997,886	$1,860,650

NET INCOME PER COMMON SHARE OUTSTANDING
Basic	$0.00	$0.00
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,810,429,995	5,962,775,675
Diluted	8,810,429,995	57,924,366,887

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Preferred Stock
	Series A		Common Stock
	$0.001 Par Value		$0.001 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Deficit

Balance, September 30, 2021	51	$-	4,189,226,425	$4,189,229	$5,263,279	$(27,568,913)	$(375,020)	$(18,491,425)

Issuance of common stock for services	-	-	288,000	288	(226)	-	-	62

Issuance of common stock to consultants			233,333,336	233,334	(196,666)	-	-	36,668

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	3,612,818,070	3,612,814	(2,718,961)	-	-	893,853

Net income for the year	-	-	-	-	-	1,860,650	(25,153)	1,835,497

Balance, September 30, 2022	51	-	8,035,665,831	8,035,665	2,347,426	(25,708,263)	(400,173)	(15,725,345)

Issuance of common stock for services	-	-	200,287,998	200,292	(176,940)	-	-	23,352

Issuance of common stock in connection with conversion of principal amount and accrued interest on notes payable	-	-	1,016,905,165	1,016,907	(920,478)	-	-	96,429

Net income for the year	-	-	-	-	-	4,997,886	(4,514)	4,993,372

Balance, September 30, 2023	51	$-	9,252,858,994	$9,252,864	$1,250,008	$(20,710,377)	$(404,687)	$(10,612,192)

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Year Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,993,372	$1,835,497
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discounts	92,158	914,603
Stock-based compensation	17	62
Stock-based professional fees from common stock issued to consultants	23,335	36,668
(Gain) loss on extinguishment of debt, net	8,344	(3,935,629)
Gain on debt modification	-	(764,999)
Initial derivative expense	-	135,670
Gain from change in fair value of derivative liabilities	(6,077,371)	584,172
Non-cash conversion fee	1,400	7,010
Loss of equity method investee	-	7,500
Changes in assets and liabilities:
Prepaid expenses and other current assets	56,199	14,328
Accounts payable and accrued liabilities	87,306	(23,264)
Accounts payable and accrued liabilities - related party	55,960	500
Accrued interest	641,085	691,313
Contract liability	3,583	-
NET CASH USED IN OPERATING ACTIVITIES	(114,612)	(496,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to an equity method investee	-	(7,500)
NET CASH USED IN INVESTING ACTIVITIES	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	15,000	225,000
Proceeds from related party advance	1,000	-
Proceeds from loan payable	-	50,000
Proceeds from convertible notes payable, net of issuance cost	-	276,250
Repayments of loan payable	-	(50,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,000	501,250

NET DECREASE IN CASH	(98,612)	(2,819)

CASH - beginning of year	98,612	101,431

CASH - end of year	$-	$98,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial valuation of derivative liabilities included in debt discount	$-	$276,250
Issuance of common stock in connection with conversion of note payable and accrued interest	$59,615	$388,136
Reclassification of convertible notes payable to notes payable	$-	$1,601,000
Fair value of common stock issued for prepaid services initially recorded as deferred compensation	$-	$20,000
Increase in prepaid expenses and other current assets and notes payable	$50,000	$-

See accompanying notes to unaudited consolidated financial statements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

On December 7, 2016, the Company organized a subsidiary in the state of Nevada, Crazy for the Boys Movie, LLC (“CFTB Movie”) which was created for the sole purpose of financing, producing and commercially exploiting (via all distribution sources and other means of revenue generation) one feature-length motion picture as a coming of age, musical dramedy, entitled Drama Drama (formerly with a working title of “Crazy For The Boys” (the “Movie”) and all of its allied, ancillary, subsidiaries and merchandising rights. The Company is the Managing Member of CFTB Movie and will have the sole and exclusive right to operate CFTB Movie. As of September 30, 2023 and 2022, the Company owns approximately 70% of CFTB Movie, the Company’s majority owned subsidiary.

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

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company (see Note 8). Pursuant to the Operating Agreement, the Company has 50% interest in BME and was to contribute a total of $1,000,000 towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of September 30, 2023, of the total $200,000 only $7,500 of capital contribution had been paid which was recorded as a loss on equity method investment during fiscal 2022. This project was abandoned and no additional contributions will be made to BME (see Note 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its majority-owned and wholly-owned subsidiaries. In the preparation of unaudited consolidated financial statements of the Company, intercompany transactions and balances have been eliminated and net earnings are reduced by the portion of the net loss of subsidiaries applicable to non-controlling interests.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2023 and 2022, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $664 and $6,863 as of September 30, 2023 and 2022, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses typically include prepayments in cash for consulting which are being amortized over the terms of their respective agreements.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

Fair Value of Financial Instruments

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2023 and 2022. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 5) and were as follows on September 30, 2023 and 2022:

	September 30, 2023			September 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$2,045,076	$—	$—	$8,149,517

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended September 30,
	2023	2022
Balance at beginning of year	$8,149,517	$11,587,761
Initial valuation of derivative liabilities included in debt discount	-	276,250
Initial valuation of derivative liabilities included in derivative expense	-	135,670
Reclassification of derivative liabilities to gain on debt extinguishment	(27,070)	(4,434,336)
Change in fair value included in derivative (gain) expense	(6,077,371)	584,172
Balance at end of year	$2,045,076	$8,149,517

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

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

The potentially dilutive common stock equivalents as of September 30, 2023 and 2022 were included in the dilutive income (loss) per share calculation. The following is the computation of diluted shares outstanding and in periods where the Company has a net income, all dilutive securities were included.

	September 30,
	2023	2022
Common Stock Equivalents:
Stock warrants	1,200,000	1,600,000
Convertible notes	97,013,915,758	51,961,591,212
Total	97,015,115,758	51,963,191,212

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Year Ended September 30,
	2023	2022
Net income per common share - basic:
Net income attributable to All For One Media Corp.	$4,997,886	$1,860,650
Weighted average common shares outstanding - basic	8,810,429,995	5,962,775,675

Net income per common share - basic:	$0.00	$0.00

Net (loss) income per common share - diluted:
Net income attributable to All For One Media Corp.	$4,997,886	$1,860,650
Add: interest on debt	279,061	1,612,917
Add: initial derivative expense	-	135,670
Add (less): loss (gain) on extinguishment of debt, net	8,344	(3,935,629)
(Gain) loss from change in fair value of derivative liabilities	(6,077,371)	584,172
Less: gain debt modification	-	(764,999)
Numerator for net loss attributable to All For One Media Corp. - diluted	$(792,080)	$(507,219)

Weighted average common shares outstanding - basic	8,810,429,995	5,962,775,675
Effect of dilutive securities:
Convertible notes payable	97,015,115,758	51,961,591,212
Weighted average common shares outstanding - diluted	105,825,545,753	57,924,366,887

Net loss per common share - diluted	$(0.00)	$(0.00)

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

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2017, the Company sold 8 Class A units of membership interest in CFTB Movie and assigned 1 Class B unit in CFTB Movie pursuant to a guarantee agreement which resulted in approximately 27% non-controlling interest. On November 14, 2018, the Company sold 1and ¼ Class A units of membership interest in CFTB Movie to a director of the Company for $125,000 increasing the non-controlling interest to approximately 29.9%. As of September 30, 2023 and 2022, the Company recorded a non-controlling interest balance of $(404,687) and $(400,173), respectively, in connection with the majority-owned subsidiaries, CFTB Movie and CFTB GA as reflected in the accompanying unaudited consolidated balance sheets and income attributable to non-controlling interest of $4,514 and $25,153 during the years  ended September 30, 2023 and 2022, respectively, as reflected in the accompanying unaudited consolidated statements of operations.

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

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

The Company recognized revenue of $9,642 and $8,993 during the years ended September 30, 2023 and 2022, respectively, from streaming music sales and licensing fees. The Company markets their master song recordings through online music streaming websites and recognizes revenues on a net basis once the songs are downloaded by the customer and the performance obligation is satisfied.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 during the year ended September 30, 2022 and it did not have a material effect on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2021-04 during the year ended September 30, 2022 and it did not have a material effect on the consolidated financial statements.

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

SEPTEMBER 30, 2023 AND 2022

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the years ended September 30, 2023 and 2022, the Company had net income of $4,993,372 and $1,835,497, and net cash used in operations of $114,612 and $496,569, respectively. For the years ended September 30, 2023 and 2022, the Company had net loss from operations of $291,018 and $524,872. Additionally, the Company had an accumulated deficit of $20,710,377, a working capital deficit of $10,612,192 and a stockholders’ deficit of $10,612,192 as of September 30, 2023. As of September 30, 2023, the Company had $2,805,637 of gross convertible notes and $2,110,411 of gross notes payable outstanding. Additionally, as of September 30, 2023, the Company had defaulted on certain convertible notes payable with aggregate outstanding principal amount of $1,102,821. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future such as selling the completed Movie and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

As of September 30, 2023 and 2022, convertible notes payable - unrelated party consisted of the following:

	September 30, 2023	September 30, 2022
Principal amount	$2,805,637	$2,847,637
Less: unamortized debt discount	-	(81,960)
Convertible notes payable, net	2,805,637	2,765,677
Less: current portion of convertible notes payable	(2,805,637)	(2,765,677)
Convertible notes payable – long-term portion	$-	$-

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

As of September 30, 2023, the Company had defaulted on certain convertible notes payable with aggregate outstanding principal amount of $1,102,821.

On July 18, 2017, the Company issued 12% Convertible Promissory Note for principal borrowings of up to $110,000. The note is unsecured and bears interest at the rate of 12% per annum (24% default rate) and matured in April 2018. The note holder had the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 50% of the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. During 2018, the Company issued an aggregate of 4,124,200 common stock to the note holder upon the conversion of $31,969 of principal amount, accrued interest of $23,818 and fees of $2,000. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. During the year ended September 30, 2020, the Company issued an aggregate of 5,665,900 shares of common stock to the note holder upon the conversion of accrued interest of $5,126 and conversion fees of $1,000. This note is currently in default pursuant to the note terms and accrues interest at the default interest rate, and during the year ended September 30, 2020, $43,487 of default penalty was added to the principal balance. As of September 30, 2022, the principal balance of this note was $121,518.

On September 25, 2017, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 12% per annum (24% default rate) and matured in June 2018. The note holder had the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of (1) 50% of the volume weighted average price of the Company’s common stock during the last 20 trading days prior to the date of conversion or (2) 50% of the lowest closing price during the last 20 trading days immediately preceding the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. In April 2018, the Company entered into an amendment agreement with this note holder for the forbearance from converting the notes into shares of common stock of the Company until October 1, 2018, unless an event of default as defined in the note agreements occurs or the Company’s stocks trades at a price less than $0.02 per share. This note is currently in default and $80,248 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and this note accrues interest at the default interest rate. As of September 30, 2023 and 2022, the principal balance of this note was $190,248.

On March 26, 2018, the Company issued 10% Convertible Promissory Note for principal borrowings of up to $80,000 and on January 22, 2019, the Company issued another 10% Convertible Promissory Note for principal borrowings of up to $80,000 (collectively as “Notes”). The Notes bore an interest rate of 10% per annum (24% default rate) and matured one year from the date of issuance and. The note holder had the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 52% of the lowest trading price of the Company’s common stock during the 18 prior trading days including the day of the conversion date. These Notes may not be prepaid. The Company paid total original issue discount and related loan fees of $20,000 in connection with these Notes and amortized over the term of the Notes. On September 8, 2019, the Company paid off a total principal amount of $80,000 including accrued interest of $4,664 and prepayment penalty of $15,336. During the year ended September 30, 2020, the Company issued an aggregate of 817,526,314 shares of common stock to the note holder upon the conversion of $58,100 of principal amount and accrued interest of $6,409. This note defaulted for non-payment and $5,875 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrued interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 87,787,912 shares of common stock to the note holder upon the conversion of $21,900 of principal balance and accrued interest of $10,055. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). As of September 30, 2023 and 2022, the principal balance of this note was $0.

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

SEPTEMBER 30, 2023 AND 2022

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

On November 23, 2018, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $140,000. The note was unsecured, bears an interest rate of 10% per annum and matured on November 23, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 100% to 136% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid an original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and $14,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. During the year ended September 30, 2022, the Company issued an aggregate of 197,141,500 shares of common stock to the note holder upon the conversion of $8,500 of principal balance, accrued interest of $2,978 and conversion fee of $350. As of September 30, 2023 and 2022, the principal balance of this note was $131,500.

On November 27, 2018, the Company issued a 12% Convertible Promissory Note to a certain note holder for principal borrowings of up to $250,000. The note is unsecured, bears an interest rate of 12% per annum and matured on May 27, 2019. The note holder shall have the right to convert beginning on the date which was 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $20,750 in connection with this note payable which was amortized over the term of the note. During the year ended September 30, 2020, the Company issued an aggregate of 635,470,205 common stock to the note holder upon the conversion of $34,738 of principal amount, accrued interest of $1,511 and fees of $9,500. During the year ended September 30, 2021, the Company issued an aggregate of 493,005,626 common stock to the note holder upon the conversion of accrued interest of $33,142 and fees of $2,000. This note defaulted for non-payment and $115,294 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. As of September 30, 2023 and 2022, the principal balance of this note was $330,556.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On December 13, 2018, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $150,000. The note is unsecured, bears an interest rate of 10% per annum and matured on December 13, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $6,000 in connection with this note payable which will be amortized over the term of the note. This note came into default for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. During the year ended September 30, 2022, the Company issued an aggregate of 878,344,665 shares of common stock to the note holder upon the conversion of $37,500 of principal balance, accrued interest of $13,451 and conversion fee of $1,750. During the three months ended December 31, 2022, the Company issued an aggregate of 360,125,499 shares of common stock to the note holder upon the conversion of $15,000 of principal balance, accrued interest of $5,908 and conversion fee of $700. On March 9, 2023, the Company issued 284,667,833 shares of common stock to the note holder upon the conversion of $11,750 of principal balance, accrued interest of $4,980 and conversion fee of $350. On May 11, 2023, the Company issued 372,111,833 shares of common stock to the note holder upon the conversion of $15,250 of principal balance, accrued interest of $6,727 and conversion fee of $350. As of September 30, 2023 and 2022, the principal balance of this note was $70,500 and $112,500, respectively.

On December 28, 2018, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $240,000. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on December 28, 2019. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $11,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $24,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $240,000.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $163,000. The note is unsecured, bears an interest rate of 10% per annum and matured on January 9, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. The Company paid original issue discount and related loan fees of $8,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $16,300 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrue interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $163,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On February 8, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $110,000. The note is unsecured, bears an interest rate of 10% per annum and matured on February 8, 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 134% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $4,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $11,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $110,000.

On March 15, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $350,000. The note is unsecured, bears an interest rate of 10% per annum and matured on March 15, 2020. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issue discount and related loan fees of $15,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $35,000 of default penalty was added to the principal balance during the during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The Note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see below). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. These note amendments were accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $350,000.

On July 12, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $125,000 and received proceeds of $118,750, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on June 12, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $6,250 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $12,500 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. As of September 30, 2023 and 2022, the principal balance of this note was $137,500.

On September 5, 2019, the Company issued a 10% Convertible Promissory Note to a certain note holder for principal borrowings of up to $220,000 and received proceeds of $209,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum (24% default rate) and matured on September 5, 2020. The note holder shall have the right to convert on the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 55% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $11,000 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $22,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. During the year ended September 30, 2021, the Company issued an aggregate of 118,918,182 shares of common stock to the note holder upon the conversion of $2,900 of principal amount and accrued interest of $370. During the year ended September 30, 2022, the Company issued an aggregate of 608,872,909 shares of common stock to the note holder upon the conversion of $22,100 of principal balance and accrued interest of $11,388. As of September 30, 2023 and 2022, the principal balance of this note was $217,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On October 9, 2019, the Company issued 12% Convertible Promissory Notes for principal borrowings of up to $36,000 and received proceeds of $30,250, net of discount. The note is unsecured, bears an interest rate of 12% per annum and matured on July 9, 2020. The note holder has the right to convert beginning on the date which is the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lesser of (1) lowest 25 trading days prior to the date of this note or (2) 50% of the lowest closing price during the last 25 trading days immediately preceding the conversion date. If the conversion price is less than $0.10 at any time after the issue date, the principal amount of the note shall increase by $15,000 and the conversion price shall decrease to 30% instead of 50%. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 150% as defined in the note agreement. After this initial 180-day period, the Company had no right to prepay the note. The Company paid an original issue discount and related loan fees of $5,750 in connection with this note payable which was amortized over the term of the note. This note defaulted for non-payment and $15,000 of default penalty was added to the principal balance during the year ended September 30, 2020, pursuant to the note and accrues interest at the default interest rate upon default. Additionally, on October 9, 2019, the Company granted a 1,200,000 warrant to purchase shares of the Company’s common stock in connection with the issuance of a convertible note. The warrant expires five-years from the date of grant and has an exercise price of $0.015. The exercise price and the number of warrants were subject to adjustment upon distribution of assets and anti-dilution protection provision as defined in the stock warrant agreement. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $10,616 using the Black-Scholes option pricing which was amortized over the term of the note. As of September 30, 2023 and 2022, the principal balance of this note was $51,000.

On May 3, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $67,650 and received proceeds of $65,000, net of discount of $2,650. The 10% convertible promissory note and all accrued interest was due on May 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $2,650 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Exchanges and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $67,650.

On June 21, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $83,250 and received proceeds of $80,000, net of discount of $3,250. The 10% convertible promissory note and all accrued interest was due on June 21, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $3,250 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $83,250.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On July 12, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $45,787 and received proceeds of $44,000, net of discount of $1,787. The 10% convertible promissory note and all accrued interest was due on July 12, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $1,787 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $45,787.

On July 27, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $46,828 and received proceeds of $45,000, net of discount of $1,828. The 10% convertible promissory note and all accrued interest was due on July 27, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is 180 days following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $1,828 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $46,828.

On September 17, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $161,250 and received proceeds of $155,000, net of discount of $6,250. The 10% convertible promissory note and all accrued interest was due on September 17, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $6,250 in connection with this note payable which was amortized over the term of the note. On February 18, 2022, the Note was amended whereby the lender extended the maturity date to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $161,250.

On December 6, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest was due on December 6, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. On December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $116,525.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On December 23, 2021, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $116,525 and received proceeds of $112,000, net of discount of $4,525. The 10% convertible promissory note and all accrued interest is due on December 23, 2022. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 18 prior trading days immediately preceding including the day of the conversion date. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,525 in connection with this note payable which is being amortized over the term of the note. On December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. As of September 30, 2023 and 2022, the principal balance of this note was $116,525.

On May 12, 2022, the Company issued a 10% Convertible Promissory Note to a certain note holder, for principal borrowings of $55,000 and received proceeds of $52,250, net of discount of $2,750. The 10% convertible promissory note and all accrued interest was due on May 12, 2023. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. The note holder shall have the right to convert the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is 60% of the lowest trading price during the 20 prior trading days immediately preceding including the day of the conversion date. During the first 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 130% to 145% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $2,750 in connection with this note payable which is being amortized over the term of the note. As of September 30, 2023 and 2022, the principal balance of this note was $55,000. On May 12, 2023, the due date, the Company did not repay the note and accordingly, the Company defaulted on this note.

As of September 30, 2023 and 2022, accrued interest related to the convertible notes payable amounted to $1,604,111 and $1,192,824, respectively, which was included in accrued interest on the accompanying unaudited consolidated balance sheets.

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

SEPTEMBER 30, 2023 AND 2022

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

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of the Notes and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Additionally, as of September 30, 2023 and 2022, the Convertible Notes and Warrants outstanding were accounted for as derivatives as the Company does not have sufficient authorized shares to cover these dilutive securities. In accordance with ASC 815-40 -Derivatives and Hedging - Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

During the year ended September 30, 2022, in connection with the issuance of the Notes, on the initial measurement date, the fair values of the embedded conversion option of $411,920 was recorded as derivative liabilities of which $276,250 was allocated as a debt discount and $135,670 as initial derivative expense.

At the end of the periods, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded a gain (loss) from the change in the derivative liabilities fair value of $6,077,371 and $(584,172) for the years ended September 30, 2023 and 2022, respectively.

During the years ended September 30, 2023 and 2022, the fair value of the derivative liabilities was estimated at issuance, upon revaluation, and on September 30, 2023 and 2022, using the Binomial Lattice valuation model with the following assumptions:

	2023	2022
Dividend rate	-%	-%
Term (in years)	0.01 to 9 months	0.01 to 1 year
Volatility	152.8% to 577.2%	128% to 567%
Risk-free interest rate	4.06% to 5.47%	0.05% to 3.80%

For the years ended September 30, 2023 and 2022, amortization of debt discounts related to the convertible notes amounted to $81,960 and $912,930, respectively, which was recorded as interest expense on the accompanying unaudited consolidated statements of operations. As of September 30, 2023 and 2022, the unamortized debt discounts were $0 and $81,960, respectively.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On September 30, 2023, future maturities of convertible notes payable are as follows:

Fiscal year ended September 30,	Amount
2024	$2,805,637
Total principal amounts due	$2,805,637

NOTE 5 - NOTES AND LOANS PAYABLE

Notes Payable

On September 30, 2023 and 2022, notes payable consisted of the following:

	September 30, 2023	September 30, 2022
Note principal amount - related party	$200,000	$200,000
Notes principal amount - unrelated party	2,340,411	2,272,500
Less: unamortized debt discount	(7,540)	(14,827)
Notes payable, net	2,532,8/71	2,457,673
Less: current portion of note payable – related party	(200,000)	(200,000)
Less: current portion of notes payable	(2,332,871)	(2,120,173)
Notes payable – long-term portion	$-	$137,500

Notes Payable - Related Party

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. As of September 30, 2023 and 2022, the principal balance of this note was $200,000 and is reflected as note payable - related party on the accompanying unaudited consolidated balance sheets. On September 30, 2023 and 2022, accrued interest payable on this note was $54,219 and $44,219, respectively, which is included in accrued interest on the accompanying unaudited consolidated balance sheets.

Notes Payable - Unrelated Party

In June 2017, through the Company’s subsidiary, CFTB Movie, the Company entered into a 12% loan and security agreement for a loan amount of $400,000 (“June 2017 Note”). The 12% secured note and all accrued interest was due on August 15, 2017. The default interest rate was 22% after the maturity date. The Company received net proceeds of $350,000 and paid original issue discount and related loan fees of $50,000 in connection with the June 2017 Note which was amortized over the term of the loan. The June 2017 Note was used for the production of the Movie. The Company had granted a security interest in all the Company’s property, tangible and intangible, existing or subsequently in effect, including but not limited to; (i) all bank accounts; (ii) all of the Company’s right under any contract; (iii) all accounts payable; (iv) all chattel paper, documents and instruments related to accounts; (v) all intellectual property; (vi) all inventory, furniture, fixtures, equipment and supplies and; (vii) all proceeds, products and accessions of, and to, any and all of the foregoing. In July 2017, the Company entered into an Agreement (the “Extension Agreement”), to extend the maturity date of the June 2017 Note to December 1, 2017, from August 15, 2017, and to release the guarantee as discussed below. Beginning on December 1, 2017 and continuing until such time as this loan is repaid, CFTB Movie at its sole option, may choose to make monthly partial payments that will be applied to the outstanding amount, due no later than the first business day of each month, in denominations of no less than $100,000. In consideration for extending the maturity date to December 1, 2017, and the release of the guarantee, the Company shall pay; (i) $25,000 fee; (ii) 6% of adjusted gross revenue from the Movie as defined in the Extension Agreement and; (iii) shall be first position of senior secured creditor after repayment of a loan to a certain lender as defined in the Extension Agreement. The $25,000 fee for such extension was amortized up to the extended maturity date of December 1, 2017 and recorded the amortization to film production cost as capitalized interest and was added to the principal amount of loan in fiscal year 2018. In July 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“July 2017 Note”) for a principal amount of $98,465. On December 12, 2017, the Company paid $25,000 towards the July 2017 Note. In January 2018, through the Company’s majority owned subsidiary, CFTB GA, the Company received from same lender above, additional proceeds from issuance of a Note (“January 2018 Note”) for a principal amount of $11,250. The January 2018 Note bore 12% interest per annum and was considered due on demand as there was no set maturity. On September 16, 2019, the Company and a lender (collectively as “Parties”) entered into a Settlement Agreement and Release (“Settlement Agreement”) to settle the June 2017 Note, July 2017 Note and January 2018 Note with an aggregate principal of $509,715 and accrued interest of $258,250, for a total outstanding balance of $767,965. Pursuant to the Settlement Agreement, the Parties agreed to settle the outstanding balance of $767,965 for a settlement payment of $430,000 of which $250,000 was paid in cash and $180,000 in form of a 24-month interest free promissory which matured on September 16, 2021, and shall accrue default interest rate of 16% upon default notice from the lender, after which the original notes shall be retired and extinguished, and the Company released from any and all claims relating to the note including liens and foreclosures. The settlement resulted in a gain from extinguishment of debt in the amount of $337,965 during the year ended September 30, 2019. To date, the Company has not received a default notice from the lender. As of September 30, 2023 and 2022, the principal balance of this note was $180,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

During the years ended September 30, 2023 and 2022, the Company recorded interest expense of $15,082 and $84,046, respectively, in connection with these notes payable. As of September 30, 2023, these notes payable had an aggregate principal balance of $430,000 and aggregate accrued interest of $129,786. As of September 30, 2022, these notes payable had an aggregate principal balance of $430,000 and aggregate accrued interest of $114,704. As of September 30, 2023, the Company had not made any payments towards these notes payable.

On March 15, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $104,000 with aggregate original issue discount (“OID”) of $4,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. On March 15, 2022, the Company issued the first promissory note (“Note I”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note I was due March 15, 2023. The Company recorded a discount of $2,000 in connection with Note I which is being amortized over the term of the Note I. On July 28, 2022, the Company issued the second promissory note (“Note II”), with principal amount of $52,000 and received $50,000 of net proceeds, net of $2,000 original issuance discount. The principal and all accrued interest of Note II was due July 28, 2023. The Company recorded a discount of $2,000 in connection with Note II which is being amortized over the term of the Note II. Pursuant to the Amendment Agreement dated March 31, 2023, the Parties agreed to extend the maturity date of the Note I and Note II to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of these notes was $104,000.

On September 16, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with a certain note holder for issuance of two 10% Promissory Notes (collectively as “Notes”) for an aggregate principal borrowing of $275,000 with aggregate original issue discount (“OID”) of $25,000. The Notes are unsecured and bears interest at the rate of 10% per annum (which shall increase to 18% upon default) from the issuance date thereof until the note is paid and matures twelve months from the issuance date. On September 16, 2022, the Company issued the first promissory note (“September 2022 Note I”), with principal amount of $137,500 and received $125,000 of net proceeds, net of $12,500 original issuance discount. The principal and all accrued interest of September 2022 Note I is due September 16, 2024. The Company recorded a discount of $12,500 in connection with September Note I which is being amortized over the term of the September 2022 Note I. As of September 30, 2023 and 2022, the principal balance of this note was $137,500.

On March 10, 2023, the Company issued a 12% Promissory Note with a certain note holder, for principal borrowings of $70,000, with an original issue discount of $3,000. From March 10, 2023 through September 30, 2023, the lender only funded $67,911 of this note and the Company received proceeds of $65,000 and $50,000 was funded as a deposit for a pending acquisition (see Note 9 and 10), net of discount of $2,911. The 12% promissory note and all accrued interest is due on March 10, 2024. The note is unsecured and bears interest at the rate of 12% per annum (18% default rate) from the issuance date thereof until the note is paid. The Company paid an original issuance discount of $2,911 in connection with this note payable which will be amortized over the term of the note. As of September 30, 2023, the principal balance of this note was $67,911. The pending acquisition was abandoned and accordingly, in June 2023, the Company wrote off the deposits made to the target company, which is reflected as a loss on abandonment of acquisition on the accompanying unaudited consolidated statement of operations for the year ended September 30, 2023.

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

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Below are the details of the Amended Notes.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $54,000 and received proceeds of $50,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on April 8, 2020. During the first 90 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $4,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $5,400 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $54,000.

On May 22, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $108,000 and received proceeds of $100,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on May 22, 2020. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $8,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $10,800 of default penalty was added to the principal balance during the year ended September 30, 2020 and the note accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $108,000.

On May 24, 2019, the Company issued a 12% Convertible Promissory Note with a certain note holder for principal borrowings of up to $100,000 and received proceed of $94,000. The note is unsecured, bears an interest rate of 12% per annum and matured on February 20, 2020. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. During the first 30 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 140% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issue discount and related loan fees of $6,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment during the year ended September 30, 2020 and pursuant to the note started accruing interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60,  Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $100,000.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On July 24, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $145,000 and received proceeds of $135,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on July 24, 2020. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance discount of $10,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $14,500 of default penalty was added to the principal balance during the year ended September 30, 2020 and accrue interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $145,000.

On September 4, 2019, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $165,000 and received proceeds of $150,000, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matured on September 4, 2020. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $15,000 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $16,500 of default penalty was added to the principal balance during the year ended September 30, 2020, and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $165,000.

On January 14, 2020, the Company issued a 10% Convertible Promissory Note with a certain note holder for principal borrowings of up to $8,000 and received proceeds of $7,200, net of discount. The note is unsecured, bears an interest rate of 10% per annum and matures on January 14, 2021. During the first 90 to 180 days following the date of this note, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $800 in connection with this note payable which was amortized over the term of the note. This note came into default for non-payment and pursuant to the note, $800 of default penalty was added to the principal balance during the year ended September 30, 2021 and accrues interest at the default interest rate. On October 18, 2021, the note was amended whereby the lender extended the maturity date to April 18, 2022 and waived all the default penalty and accrued default interest incurred. The note amendment was accounted for in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and on October 18, 2021, the Company recognized a gain on debt modification on the accompanying consolidated statement of operations (see Note 4). On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $8,000.

On January 7, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $328,200 and received proceeds of $315,000, net of discount of $13,200. The 10% convertible promissory note and all accrued interest was due on January 7, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $13,200 in connection with this note payable which was being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $328,200.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On February 3, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $248,000 and received proceeds of $238,000, net of discount of $10,000. The 10% convertible promissory note and all accrued interest was due on February 3, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $10,000 in connection with this note payable which was being amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $248,000.

On February 24, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $218,800 and received proceeds of $210,000, net of discount of $8,800. The 10% convertible promissory note and all accrued interest was due on February 24, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $8,800 in connection with this note payable which was amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $218,800.

On April 1, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $75,000 and received proceeds of $72,000, net of discount of $3,000. The 10% convertible promissory note and all accrued interest was due on April 1, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $3,000 in connection with this note payable which was amortized over the term of the note. October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $75,000.

On April 8, 2021, the Company issued a 10% Convertible Promissory Note with a certain note holder, for principal borrowings of $151,000 and received proceeds of $145,000, net of discount of $6,000. The 10% convertible promissory note and all accrued interest is due on April 8, 2022. The note is unsecured and bears interest at the rate of 10% per annum (24% default rate) from the issuance date thereof until the note is paid. During the first 90 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 128% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid an original issuance discount of $6,000 in connection with this note payable which was amortized over the term of the note. On October 18, 2021, the Note was amended whereby the lender extended the maturity date to April 18, 2022. The note amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. On February 18, 2022, the Company and the lender entered into a second note amendment agreement to further extend the Note’s maturity date from April 18, 2022 to December 31, 2022 and on December 31, 2022, the Company and the lender entered into a Master Note Extension Agreement to further extend the Note’s maturity date to March 31, 2023. On March 31, 2023, the Company and the lender agreed to extend the maturity date of this convertible note to December 31, 2023. As of September 30, 2023 and 2022, the principal balance of this note was $151,000.

For the years ended September 30, 2023 and 2022, amortization of debt discounts related to the notes payable amounted to $10,198 and $1,673, respectively, which was recorded as interest expense on the accompanying unaudited consolidated statements of operations. As of September 30, 2023 and 2022, the unamortized debt discounts were $7,540 and $14,827, respectively.

As of September 30, 2023 and 2022, accrued interest related to the notes payable amounted to $714,757 and $387,870, respectively, which was included in accrued interest on the accompanying unaudited consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Loans Payable

On September 30, 2023 and 2022, loans payable consisted of the following:

	September 30, 2023	September 30, 2022
Loans principal amount	$483,500	$483,500

Loans payable	$483,500	$483,500

Between June and August 2017, through the Company’s majority owned subsidiary, CFTB GA, the Company received proceeds aggregating $450,000 from an unrelated party (see below) for the purpose of completing the production of the Movie. Such loans bear no interest and are considered due on demand as there was no set maturity. The Company provided this lender a senior secured position with all the tax credits that will be due from the state of Georgia and city of Savannah and all excess deposits posted related to the filming of the Movie. In return for providing the additional loan, the Company agreed to; (1) issue a note payable of $25,000 to the lender and; (2) the lender shall be entitled to a 50% net profit from the Movie. During fiscal year 2017, the Company recorded capitalized interest of $25,000 in production film cost and a corresponding increase in debt of $25,000 in connection with the issuance of this loan bringing the loan balance to $475,000. The Company accounted for the above agreement in accordance with ASC 470-10-25, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the loan holder or investor. As of September 30, 2023 and 2022, loan payable amounted to $475,000. As of September 30, 2023, no demand for payment has been made.

In April 2016, a former member of the Board of Directors advanced the Company $2,500 to cover the Company’s working capital which is reflected as loan payable and is due on demand. As of September 30, 2023 and 2022, the advance had an outstanding balance of $2,500.

On July 1, 2020, the Company issued a Promissory Note to a former member of the Board of Directors, with a principal amount of $11,000 to cover the Company’s working capital. The note has a maturity date of August 13, 2033, which shall be paid in eleven annual installments of $1,000 commencing August 2022. In 2020, the Company repaid $5,000 of the principal balance. As of September 30, 2023 and 2022, the note had a principal balance of $6,000.

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

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month (see Note 8). The Employment Agreement may be terminated by either party upon two-months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of September 30, 2023 and 2022, accrued salaries to Mr. Lukow amounted to $134,516 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party on the accompanying unaudited consolidated balance sheets.

In December 2015, the Company executed a month-to-month operating lease agreement with the CEO of the Company. The lease premise is located in Mt. Kisco, New York and the initial term was for a period of 12 months commencing in December 2015 and expiring in December 2016. The lease is currently on a month-to-month basis. The lease requires the Company to pay a monthly base rent of $1,000. The Company has recorded rent expense of $12,000 and $12,000 for the years ended September 30, 2023 and 2022, respectively, which was included as rent expense under general and administrative expense in the accompanying unaudited consolidated statements of operations. As of September 30, 2023 and 2022, the Company had accrued rent balance of $31,000 and $28,000, respectively, which is reflected as accounts payable and accrued liabilities - related party on the accompanying unaudited consolidated balance sheets.

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

The CEO of the Company, who is the creator, writer and also acted as a producer of the Crazy for The Boys movie is entitled to receive a writer’s fee of $25,000 and producer’s fee of $100,000 to be paid from gross revenues derived from the Crazy for The Boys movie or the sale of ancillary products. As of September 30, 2023 and 2022, the Company had an accrued balance of $125,000 included in accounts payable and accrued expenses - related party on the accompanying unaudited consolidated balance sheets, for services rendered by the CEO of the Company.

On April 1, 2018, the Company issued a due on demand 5% promissory note to an affiliated company for $200,000. The Company may prepay the note without a prepayment penalty. The former COO of the Company is a trustee of the affiliated company. The Company and former COO entered into separation agreement in January 2018 (see Note 5).

In 2020, the CEO advanced to the Company $1,201 and an additional $5,316 in 2021, for a total of $6,517 for working capital purposes which is reflected as due to related parties. In June 2023, the CEO advanced the Company $1,000 for working capital purposes. The advances are non-interest bearing and are due on demand. As of September 30, 2023 and 2022, this advance had a balance of $7,517 and $6,517, respectively, and is included in due to related party on the accompanying unaudited consolidated balance sheets.

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

Additionally, on May 12, 2023, the “Company filed a certificate of amendment (the “Amendment”) to its Articles of Incorporation with the Secretary of State of the State of Utah in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for two thousand, eight hundred fifty-four (2,854) basis (the “Reverse Stock Split”). The Reverse Stock Split was expected to be effective with the Financial Industry Regulatory Authority (“FINRA”) and the State of Utah on or about June 12, 2023.  However, on July 27,2023, FINRA notified the Company that it will not process the Company’s Reverse Stock Split, and accordingly, the Reverse Stock Split was not effectuated. As a result, as of September 30, 2023, the Company’s issued and outstanding common shares exceeds the amount of authorized shares due to the filing of the Restated Articles. The Company plans on amending and restating is Articles of Incorporation to authorize additional common shares to rectify this situation.

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

SEPTEMBER 30, 2023 AND 2022

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

•

During the three months ended September 30, 2023, the Company issued an aggregate of 60,000 shares of the Company’s common stock to the CEO as payment for services rendered pursuant to an Employment agreement (see Note 8). The Company valued these common shares at fair value of $0.00005 per common share, or $2, based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $2 during the three months ended September 30, 2023.

•

During the three months ended September 30, 2023, the Company issued an aggregate of 12,000 shares of the Company’s common stock to two directors of the Company as payment for services rendered pursuant to corporate director agreements (see Note 8). The Company valued these common shares at fair value of $0.00005 per common share or $0 based on the quoted trading price on the dates of grants. The Company recorded stock-based compensation of $0 during the three months ended September 30, 2023.

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

SEPTEMBER 30, 2023 AND 2022

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

 As of September 30, 2023, the Company had 9,252,858,994 common stock outstanding of which 341,411,667 shares are unissued.

Stock Warrants

A summary of outstanding stock warrants as of September 30, 2023 and 2022, and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on September 30, 2021	1,600,000	$0.061	2.65
Granted	-	-	-
Balance on September 30, 2022	1,600,000		1.65
Cancelled	(400,000)	—	—
Balance on September 30, 2023	1,200,000	$0.061	0.65

Warrants exercisable on September 30, 2023	1,200,000	$0.061	0.65

Weighted average fair value of warrants granted during the period	-	$0.00

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

2017 Stock Incentive Plan

In February 2017, the Company’s Board of Directors authorized the 2017 Incentive Stock Plan covering 1,000,000 shares of common stock. The purpose of the plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of September 30, 2023, no stock has been issued under this plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

In October 2015, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Brian Lukow, the CEO of the Company. As compensation for his services per the terms of the Employment Agreement, the Company shall pay $5,000 per month and 20,000 shares of the Company’s common stock per month. The Employment Agreement may be terminated by either party upon two-months written notice. On February 16, 2018, the Company amended this Employment Agreement to increase Mr. Lukow’s base salary from $5,000 to $8,000 per month. As of September 30, 2023 and 2022, accrued salaries to Mr. Lukow amounted to $134,516 and $81,556, respectively, and was included in accounts payable and accrued liabilities - related party in the accompanying unaudited consolidated balance sheets (see Note 6).

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

Operating Agreement

On February 2, 2022, the Company and RA Production, Inc (“RA Production”) (collectively as “Parties”) entered into an Operating Agreement with Boss Music and Entertainment, LLC (“BME”), a Delaware limited liability company. Pursuant to the Operating Agreement, the Company has 50% interest in BME and shall contribute a total of $1,000,000 of towards the BME capital account payable as follows: (i) $200,000 upon signing hereof of the Operating Agreement and (ii) $800,000 payable on the full execution of recording agreements with five artists to form a recording group, (i.e. boy band). As of September 30, 2023, of the total $200,000 only $7,500 of capital contribution had been paid which was recorded as a loss on equity method investment during fiscal 2022. This project was abandoned and no additional contributions will be made to BME.

Consulting Agreements

In October 2016, the Company entered into a video production agreement with a third-party vendor. The vendor provided production and post-production services to the Company. The fees for such services were cash payment of $15,000 and 100,000 shares of the Company’s common stock. The Company paid $15,000 during the fiscal year ended September 30, 2017. As of September 30, 2023 and 2022, the Company has not issued the 100,000 shares, but has accrued the value of the 100,000 shares of common stock upon completion of the services which amounted to $4,000 which was included in accounts payable and accrued liabilities as reflected on the accompanying unaudited consolidated balance sheets.

On March 14, 2022, the Company entered into a consulting agreement with two consultants (collectively as “Parties”) with a twelve-month term which shall end in March 2023. Pursuant to the consulting agreement the Company shall issue an aggregate of 400,000,000 shares of common stock over the twelve-month of the agreement. The Company issued an aggregate of 100,000,004 shares of common stock to with an aggregate grant date fair value of $20,000, to the consultants upon the close of the agreement which was recorded as deferred compensation (see Note 8) which was fully amortized during the year ended September 30, 2022. In addition, pursuant to the consulting agreement, the Company shall issue an aggregate of 299,999,996 shares of common stock to the consultants, over a nine-month period commencing on June 1, 2022. During the year ended September 30, 2022, the Company granted 133,333,332 shares of commons stock with grant date fair value of $16,668 in connection with this consulting agreement. During the year ended September 30, 2023, the Company granted 199,999,998 shares of commons stock with grant date fair value of $23,333 in connection with this consulting agreement.

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

ALL FOR ONE MEDIA CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(Unaudited)

In connection with a and related Letter of Intent signed in March 2023 and Plan of Merger, the Company advanced $50,000 of bridge loans for preparation of financial statements and preparation for the Merger. The pending acquisition was abandoned and accordingly, in June 2023, the Company wrote off the deposits made to the target company, which is reflected as a loss on abandonment of acquisition on the accompanying unaudited consolidated statement of operations for the year ended September 30, 2023.

NOTE 10 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on September 30, 2023 and 2022 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended September 30, 2023 and 2022 were as follows:

	Years Ended September 30,
	2023	2022
Income tax provision (benefit) at U.S. statutory rate of 21%	$1,048,608	$385,454
Income tax provision (benefit) – State tax rate at 5%	249,669	91,775
Non-deductible expenses (gain)	(1,547,915)	(588,758
Increase (decrease) in valuation allowance	249,638	111,529
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of September 30, 2023 and 2022 was as follows:

	As of September 30,
	2023	2022
Net operating loss carryforward	$1,120,468	$870,830
Valuation allowance	(1,120,468)	(870,830)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $4,309,491 on September 30, 2023. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended September 30, 2023 and 2022, because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $249,638 in fiscal year 2023. The potential tax benefit arising from the loss carryforward of approximately $1,909,458 accumulated through September 30, 2018, will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $2,400,033 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2023, 2022, 2021, 2020 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 - SUBSEQUENT EVENTS

Issuance of Common Stock

From October 1, 2023 to December 31, 2023, the Company issued an aggregate of 72,000 shares of common stock to officers and directors as stock-based compensation with grant date fair values of $0.00005 per share, based on the quoted trading price of the Company’s common stock.

